Form 10-Q
period 1996-06-30
SECTOR STRATEGY FUND V LP
filed 1996-08-13
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                               ---------------

                    OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-21112

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                     -------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                    13-3674792
- ---------------------------------           ---------------------------------
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

                                  212-236-4161
               ------------------------------------------------
             (Registrant's telephone number, including area code)

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

                        This document contains 11 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                        June 30,      December 31,
                                                                          1996            1995
                                                                          ----            ----
ASSETS
- ------

Accrued interest                                                       $    69,685     $   105,038
Equity in commodity futures trading  accounts:
  Cash and option premiums                                              17,716,269      24,941,940
  Net unrealized gain on open contracts                                    288,650       2,001,534
                                                                     -------------   -------------

           TOTAL                                                       $18,074,604     $27,048,512
                                                                     =============   =============


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
  Redemptions payable                                                  $ 3,203,055     $   743,243
  Brokerage commissions payable (Note 2)                                   112,572         174,332
  Profit shares payable                                                          -          74,883
  Administrative expense payable (Note 2)                                    2,886               -
                                                                     -------------   -------------

            Total liabilities                                          $ 3,318,513         992,458
                                                                     -------------   -------------

PARTNERS' CAPITAL:
  General Partner (2,990 and 2,990 units)                                  310,460         345,379
  Limited Partners (139,137 and 222,604 units)                          14,445,631      25,710,675
                                                                     -------------   -------------

            Total partners' capital                                     14,756,091      26,056,054
                                                                     -------------   -------------

                TOTAL                                                  $18,074,604     $27,048,512
                                                                     =============   =============

NET ASSET VALUE PER UNIT
 (Based on 142,127, and 225,594 Units outstanding)                         $103.82         $115.50
                                                                           =======         =======

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                      For the three    For the three    For the six      For the six
                                      months ended     months ended     months ended     months ended
                                      June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                      -------------    -------------    -------------    -------------
REVENUES:
  Trading profits (loss):
    Realized                             $ 325,055      $ 3,134,643     $ ( 370,674)      $ 5,646,000
    Change in unrealized                  (377,971)      (1,804,067)     (1,712,884)       (1,683,194)
                                       ------------    -------------    -------------     ------------

     Total trading results                 (52,916)       1,330,576       (2,083,558)       3,962,806
                                       ------------    -------------    -------------     ------------

  Interest income                          229,495          441,437          495,014          935,179
                                       ------------    -------------    --------------    ------------

     Total revenues                        176,579        1,772,013       (1,588,544)       4,897,985
                                       ------------    -------------    --------------    ------------

EXPENSES:
  Profit shares                             -               244,424            4,590          449,994
  Brokerage commissions (Note 2)           365,246          653,268          822,328        1,325,718
  Administrative expense (Note 2)            9,365           -                21,085          -
                                       ------------    -------------    --------------    ------------

     Total expenses                        374,611          897,692          848,003        1,775,712
                                       ------------    -------------    --------------    ------------

NET (LOSS) INCOME                        $(198,032)     $   874,321      $(2,436,547)     $ 3,122,273
                                       ============    =============    ==============    ============

NET (LOSS) INCOME PER UNIT:
  Weighted average number of units
   outstanding                             188,447          302,447           202,609         328,975
                                           ========         ========          ========        ========

  Weighted average net (loss) income
   per unit                                 $(1.05)           $2.89           $(12.03)          $9.49
                                            =======           ======          ========          ======

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

                For the six months ended June 30, 1996 and 1995
                ------------------------------------------------

                                       Limited       General
                           Units       Partners      Partner       Total
                           -----       --------      -------       -----
PARTNERS' CAPITAL,
 DECEMBER 31, 1994         381,064    $38,004,265   $528,877    $38,533,142

Organization and
 offering costs              -             -          -              -

Net income                   -          3,072,823     49,450      3,122,273

Redemptions                (97,330)   (10,281,589)    -         (10,281,589)
                         ---------- -------------- ---------- --------------

PARTNERS' CAPITAL,
 JUNE 30, 1995             283,734    $30,795,499   $578,327    $31,373,826
                         ========== ============== ========== ==============

PARTNERS' CAPITAL,
 DECEMBER 31, 1995         225,594    $25,710,675   $345,379    $26,056,054

Net loss                     -         (2,401,628)   (34,919)    (2,436,547)

Redemptions                (83,467)    (8,863,416)     -         (8,863,416)
                         ---------- -------------- ---------- --------------

PARTNERS' CAPITAL,
 JUNE 30, 1996             142,127    $14,445,631   $310,460    $14,756,091
                         ========== ============== ========== ==============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ V L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2. RELATED PARTY TRANSACTIONS

   The Partnership pays brokerage commissions to MLF, at a flat monthly rate of
   0.833 of 1% (a 10% annual rate) of the Partnership's month-end Net Assets allocated to trading. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, Profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $53 and $21 respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

   MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.


3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                          1996
                                          ----
   Interest rate and Stock Indices    $(1,252,821)
   Commodities                             38,198
   Currencies                             332,841
   Energy                              (1,064,538)
   Metals                                (137,238)
                                     -------------

                                      $(2,083,558)
                                     =============

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

   The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

   Fair Value
   ----------

   The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of open contracts as of June 30, 1996 and December 31, 1995 were as follows:

                         1996                                            1995
      --------------------------------------------    ------------------------------------------

          Commitment to         Commitment to           Commitment to           Commitment to
         Purchase (Futures,      Sell (Futures,        Purchase (Futures,       Sell (Futures,
        Options & Forwards)    Options & Forwards)    Options & Forwards)    Options & Forwards)
        -------------------    -------------------    -------------------    -------------------
   Interest rate
    and Stock
    indices      $45,122,083       $22,427,171            $179,096,703            $56,850,064
   Commodities     4,073,361         1,366,636              14,318,195              4,314,805
   Currencies     10,165,254        12,669,718               6,547,272             20,755,132
   Energy          3,384,639           817,173              10,409,141              1,849,351
   Metals          2,260,961         5,181,555               3,153,302              4,949,099
               --------------  ----------------         --------------        ----------------
                 $65,006,298       $42,462,253            $213,524,613            $88,718,451
               ==============  ================         ==============        ================

   Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

   The contract/notional value of exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                         1996                                           1995
               -------------------------------------  -------------------------------------------

                  Commitment to        Commitment to       Commitment to        Commitment to
                Purchase (Futures,     Sell (Futures,    Purchase (Futures,     Sell (Futures,
               Options & Forwards)   Options & Forwards Options & Forwards)  Options and Forwards)
               --------------------  ------------------ -------------------  ---------------------
   Exchange
    traded         $55,697,036         $30,897,094        $205,483,343            $75,005,128
   Non-Exchange
    traded           9,309,262          11,565,159           8,041,270             13,713,323
               -----------------     --------------     ------------------   -------------------

                   $65,006,298         $42,462,253        $213,524,613            $88,718,451
               ================      ===============    =================    ===================

   The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 were as follows:

                                            1996                                                  1995
                      --------------------------------------------        --------------------------------------------------
                         Commitment to            Commitment to              Commitment to                 Commitment to
                      Purchase (Futures,          Sell (Futures,           Purchase (Futures,              Sell (Futures,
                     Options & Forwards)       Options & Forwards)        Options & Forwards)           Options & Forwards)
                     -------------------       ------------------         -------------------          ---------------------
   Interest rate
   and Stock
    indices               $54,738,855              $  76,758,618                $137,303,534                 $18,139,506
   Commodities              7,659,523                  1,847,529                   8,709,133                   3,311,991
   Currencies              13,722,185                 20,716,507                  29,404,375                  28,992,505
   Energy                   2,854,968                  1,745,165                   3,972,514                   2,644,938
   Metals                   3,804,104                  3,489,899                   3,487,022                   6,130,981
                      ---------------           -----------------         -------------------          -------------------

                          $82,779,635               $104,557,718                $182,876,578                 $59,219,921
                      ===============           =================         ===================          ==================

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

   As of June 30, 1996 and December 31, 1995, $15,500,622 and $20,795,559 of the
   Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

   The gross unrealized gain and the net unrealized gain (loss) on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                            1996                                       1995
                                            ----                                       ----
                                   Gross               Net                  Gross                  Net
                                Unrealized          Unrealized           Unrealized             Unrealized
                                   Gain             Gain (Loss)             Gain                Gain (Loss)
                                ----------          -----------           ----------            -----------
     Exchange
      traded                       $375,515              $240,491            $2,644,507           $2,009,512
     Non-Exchange
      traded                        231,949                48,159                10,261               (7,978)
                             ---------------       ---------------     ------------------   ------------------
                                   $607,464              $288,650            $2,654,768           $2,001,534
                             ===============       ===============     ==================   ==================

   The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

   Operational Overview; Advisor Selections
   ----------------------------------------

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

         As of July 1, 1996, the Partnership's assets were allocated as follows:

         Trading Advisor                 Sector            Allocation
         ---------------                 ------            -----------
         John W. Henry & Co., Inc.      Diversified           23.18%
         Sjo, Inc.                      Financials            19.17
         Blenheim Investments, Inc.     Diversified           11.31
         Rabar Market Research, Inc.    Diversified           14.03
         Cash                                                 32.31
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

   Performance Summary
   -------------------

         During the first six months of 1995, the Fund's average month-end Net Assets equalled $34,088,378, and the Fund recognized gross trading gains of $3,962,806 or 11.63% of such average month-end Net Assets. Brokerage commissions of $1,325,718 or 3.89%, Profit Shares of $449,994 or 1.32% of average month-end Net Assets were paid. Interest income of $935,179 or 2.74% of average month-end Net Assets resulted in a net gain of $3,122,273 or 9.16% of average month-end Net Assets, which resulted in a 9.35% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first six months of 1996, the Fund's average month-end Net Assets equalled $21,222,032, and the Fund recognized gross trading losses of $2,083,558 or 9.82% of such average month-end Net Assets. Brokerage commissions of $822,328 or 3.87%, Administrative expense of $21,085 or .10% and Profit Shares of $4,590 or .02% of average month-end Net Assets were paid. Interest income of $495,014 or 2.33% of average month-end Net Assets resulted in net loss of $2,436,547 or 11.48% of average month-end Net Assets which resulted in a 10.11% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first six months of 1996 and 1995, the Fund experienced 6 profitable months and 6 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
         ------------------------------------------------------------
               Jan.     Feb.     Mar.     April    May      June
         ------------------------------------------------------------
         1995  $99.58   $103.91  $107.84  $109.57  $113.00  $110.57
         ------------------------------------------------------------
         1996  $115.53  $106.85  $105.04  $107.19  $104.38  $103.82
         ------------------------------------------------------------

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

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 1996.

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


                                    THE SECTOR STRATEGY FUND/SM/ V L.P.



                                    By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)



Date: August 9, 1996                By /s/JOHN R. FRAWLEY, JR.
                                      ------------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director



Date: August 9, 1996                By /s/JAMES M. BERNARD
                                      --------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President