Form 10-Q
period 1996-09-30
SECTOR STRATEGY FUND V LP
filed 1996-11-13
CIK 890015

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------

Commission File Number 0-21112

                       THE SECTOR STRATEGY FUND (SM) V L.P.
                       ---------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

               Delaware                                 13-3674792
----------------------------------          ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
            -------------------------------------------------------
                   (Address of principal executive offices)

                                   (Zip Code)

                                 212-236-4161
               ------------------------------------------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                           Yes X No
                                                                       ---  ---

                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE SECTOR STRATEGY FUND (SM) V L.P.
                   -----------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                          September 30,          December 31,
                                                                              1996                   1995
                                                                              ----                   ----
ASSETS
------
Accrued interest                                                          $     51,407            $   105,038
Equity in commodity futures trading accounts:
    Cash and option premiums                                                13,596,229             24,941,940
    Net unrealized gain on open contracts                                      713,092              2,001,534
                                                                       ------------------   ------------------

                TOTAL                                                      $14,360,728            $27,048,512
                                                                       ==================   ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

    Redemptions payable                                                   $    409,981           $    743,243
    Brokerage commissions payable (Note 2)                                      68,928                174,332
    Profit shares payable                                                     -                        74,883
    Administrative expense payable (Note 2)                                      1,768               -
                                                                       ------------------   ------------------

            Total liabilities                                                  480,677                992,458
                                                                       ------------------   ------------------

PARTNERS' CAPITAL:
    General Partner (2,990 and 2,990 units)                                    327,890                345,379
    Limited Partners (123,593 and 222,604 units)                            13,552,161             25,710,675
                                                                       ------------------   ------------------

            Total partners' capital                                         13,880,051             26,056,054
                                                                       ------------------   ------------------

                TOTAL                                                      $14,360,728            $27,048,512
                                                                       ==================   ==================

NET ASSET VALUE PER UNIT
   (Based on 126,583, and 225,594 Units outstanding)                           $109.65                $115.50
                                                                               =======                =======

See notes to financial statements.

                     THE SECTOR STRATEGY FUND (SM) V L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                             For the three      For the three    For the nine        For the nine
                                             months ended       months ended     months ended        months ended
                                             September 30,      September 30,    September 30,       September 30,
                                                 1996               1995             1996                1995
                                                ------             ------           ------              -----
REVENUES:
    Trading profits (loss):
        Realized                                   $406,266       $(1,147,234)     $      35,592          $4,498,766
        Change in unrealized                        424,442          (326,451)        (1,288,442)         (2,009,645)
                                             ---------------   ----------------  -----------------  ------------------

            Total trading results                   830,708        (1,473,685)        (1,252,850)          2,489,121
                                             ---------------   ----------------  -----------------  ------------------

    Interest income                                 163,571           378,588            658,585           1,313,767
                                             ---------------   ----------------  -----------------  ------------------

            Total revenues                          994,279        (1,095,097)          (594,265)          3,802,888
                                             ---------------   ----------------  -----------------  ------------------

EXPENSES:

    Profit shares                                  -                  -                    4,590             449,993
    Brokerage commissions (Note 2)                  218,218           551,263          1,040,546           1,876,982
    Administrative expense (Note 2)                   5,596           -                   26,681            -
                                             ---------------   ----------------  -----------------  ------------------

            Total expenses                          223,814           551,263          1,071,817           2,326,975
                                             ---------------   ----------------  -----------------  ------------------

NET INCOME (LOSS)                                  $770,465       $(1,646,360)       $(1,666,082)        $ 1,475,913
                                             ===============   ================  =================  ==================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                 135,836           274,959            180,351             310,968
                                                    =======           ========           ========            =======

    Weighted average net income (loss)
        per Limited Partner unit and
        General Partner unit                          $5.67            $(5.99)            $(9.24)              $4.75
                                                      =====            =======            =======              =====

See notes to financial statements.

                     THE SECTOR STRATEGY FUND (SM) V L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------

                                                                  Limited               General
                                              Units               Partners              Partner              Total
                                              -----               --------              -------              -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                            381,064           $ 38,004,265             $528,877         $ 38,533,142

Net income                                      -                   1,457,357              18,556             1,475,913

Redemptions                                   (129,383)           (13,666,219)             -                (13,666,219)
                                           -------------      -----------------      --------------     -----------------
PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                           251,681            $25,795,403            $547,433           $26,342,836
                                           =============      =================      ==============     =================
PARTNERS' CAPITAL,
  DECEMBER 31, 1995                            225,594            $25,710,675            $345,379           $26,056,054


Net loss                                        -                  (1,648,593)            (17,489)           (1,666,082)


Redemptions                                    (99,011)           (10,509,921)             -                (10,509,921)
                                           -------------      -----------------      --------------     -----------------
PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                           126,583            $13,552,161            $327,890           $13,880,051
                                           =============      =================      ==============     =================

See notes to financial statements.

                     THE SECTOR STRATEGY FUND (SM) V L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund (SM) V L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.    RELATED PARTY TRANSACTIONS

      The Partnership pays brokerage commissions to MLF, at a flat monthly rate of 0.833 of 1% (a 10% annual rate) of the Partnership's month-end Net Assets allocated to trading. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, Profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $54 and $21 respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

      MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.



3.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:


                                                            1996
                                                            ----
       Interest rate and Stock Indices                      $(512,967)
       Commodities                                           (143,679)
       Currencies                                             169,792
       Energy                                                (603,339)
       Metals                                                (162,657)
                                                   --------------------
                                                           $1,252,850
                                                   ====================

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

      Fair Value
      ----------

      The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of open contracts as of September 30, 1996 and December 31, 1995 were as follows:

                                       1996                                                1995
                   ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rate
        and Stock
        indices               $82,693,226         $  1,905,314              $179,096,703                $56,850,064
       Commodities                576,152              330,447                14,318,195                  4,314,805
       Currencies               6,441,221            5,981,764                 6,547,272                 20,755,132
       Energy                   1,700,988               83,952                10,409,141                  1,849,351
       Metals                   1,704,145            5,430,247                 3,153,302                  4,949,099
                        ------------------    -----------------      --------------------        -------------------
                              $93,115,732          $13,731,724              $213,524,613                $88,718,451
                        ==================    =================      ====================        ===================

      Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

      The contract/notional value of exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                          1996                                                   1995
                  ------------------------------------------------------ -----------------------------------------------------

                                Commitment to         Commitment to           Commitment to           Commitment to
                             Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                             Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                             -------------------   -------------------     -------------------     -------------------
       Exchange
          traded                    $87,282,661              $7,951,786            $205,483,343            $75,005,128
       Non-Exchange
           traded                     5,833,071               5,779,938               8,041,270             13,713,323
                            --------------------    --------------------   ---------------------   --------------------

                                    $93,115,732             $13,731,724            $213,524,613            $88,718,451
                            ====================    ====================   =====================   ====================

      The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 were as follows:

                                       1996                                                1995
                   ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  ------------------        -------------------        -------------------       -------------------
       Interest rate
       and Stock
        indices               $71,861,120          $52,893,142              $137,303,534                $18,139,506
       Commodities              5,780,293            1,500,465                 8,709,133                  3,311,991
       Currencies              14,652,120           17,897,093                29,404,375                 28,992,505
       Energy                   2,557,953            1,377,395                 3,972,514                  2,644,938
       Metals                   3,156,638            3,531,245                 3,487,022                  6,130,981
                        ------------------    -----------------      --------------------        -------------------
                              $98,008,124          $77,199,340              $182,876,578                $59,219,921
                        ==================    =================      ====================        ===================

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

      As of September 30, 1996 and December 31, 1995, $11,438,323.34 and
      $20,795,559 of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

      The gross unrealized gain and the net unrealized gain (loss) on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                              1996                                           1995
                                              ----                                           ----
                                    Gross                  Net                    Gross                    Net
                                 Unrealized            Unrealized              Unrealized              Unrealized
                                    Gain               Gain (Loss)                Gain                 Gain (Loss)
                                 ----------            -----------             ----------              ----------
       Exchange
          traded                       $779,101                $690,972              $2,644,507            $2,009,512
       Non-Exchange
           traded                       149,987                  22,120                  10,261                (7,978)
                            --------------------    --------------------   ---------------------   --------------------
                                       $929,088                $713,092              $2,654,768            $2,001,534
                            ====================    ====================   =====================   ====================

      The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

      The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

      Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

      Operational Overview; Advisor Selections
      ----------------------------------------
                Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

                As of October 1, 1996, the Partnership's assets were allocated as follows:

                Trading Advisor                      Sector           Allocation
                ---------------                      ------           ----------
                John W. Henry & Co., Inc.          Diversified           21.77
                Sjo, Inc.                          Financials            17.41
                Blenheim Investments, Inc.         Diversified            8.47
                Rabar Market Research, Inc.        Diversified           11.22
                Cash                                                     41.13
                                                                        ------
                                                                        100.00%

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

      Performance Summary
      -------------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $33,183,528, and the Fund recognized gross trading gains of $2,489,121 or 7.50% of such average month-end Net Assets. Brokerage commissions of $1,876,982 or 5.66%, Profit Shares of $449,993 or 1.36% of average month-end Net Assets were paid. Interest income of $1,313,767 or 3.96% of average month-end Net Assets resulted in a net gain of $1,475,913 or 4.45% of average month-end Net Assets, which resulted in a 3.51% increase in the Net Asset Value per Unit since December 31, 1994.

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $18,831,565, and the Fund recognized gross trading losses of $1,252,850 or 6.65% of such average month-end Net Assets. Brokerage commissions of $1,040,546 or 5.53%, Administrative expense of $26,681 or .14% and Profit Shares of $4,590 or .02% of average month-end Net Assets were paid. Interest income of $658,585 or 3.5% of average month-end Net Assets resulted in net loss of $1,666,082 or 8.85% of average month-end Net Assets which resulted in a 5.06% decrease in the Net Asset Value per Unit since December 31, 1995.

                During the first nine months of 1996 and 1995, the Fund experienced 9 profitable months and 9 unprofitable months.

                          MONTH-END NET ASSET VALUE PER UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $99.58   $103.91 $107.84  $109.57  $113.00  $110.57  $106.99 $105.71  $104.67
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
1996    $115.53  $106.85 $105.04  $107.19  $104.38  $103.82  $104.12 $105.68  $109.65
=======================================================================================

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

                Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which Merrill Lynch & Co., Inc. has guaranteed to investors.

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

            (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SECTOR STRATEGY FUND (SM) V L.P.

                                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                (General Partner)

Date:  November 11, 1996            By /s/ JOHN R. FRAWLEY, JR.
                                       -----------------------
                                       John R. Frawley, Jr.
                                       President, Chief Executive Officer
                                       and Director




Date:  November 11, 1996            By /s/ JAMES M. BERNARD
                                       --------------------
                                       James M. Bernard
                                       Chief Financial Officer,
                                       Treasurer and Senior Vice President