Form 10-Q
period 1997-03-31
SECTOR STRATEGY FUND V LP
filed 1997-05-14
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-21112

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                     -------------------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                      13-3674792
-------------------------------                ---------------------------------
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

                                  212-236-4161
              --------------------------------------------------
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


                        This document contains 10 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           March 31,    December 31,
                                              1997          1996
                                              ----          ----
ASSETS
------
Accrued interest                          $    33,745    $    42,724
Equity in commodity futures trading
 accounts:
    Cash and option premiums                7,611,595     10,635,825
    Net unrealized profit on open              86,751         56,151
     contracts
Investments                                 6,095,828      3,405,293
Receivable from investments                    (1,191)       327,498
                                          ------------   ------------

                TOTAL                     $13,826,728    $14,467,491
                                          ============   ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                       200,929        327,498
    Brokerage commissions payable              31,786         58,450
    Profit shares payable                      63,481         45,748
    Administrative fees payable                   908          1,499
                                          ------------   ------------

            Total liabilities                 297,104        433,195
                                          ------------   ------------

PARTNERS' CAPITAL:
    General Partner (2,990 and 2,990          370,837        356,079
     units)
    Limited Partners (106,097 and          13,158,787     13,678,217
     114,856 units)
                                          ------------   ------------

            Total partners' capital        13,529,624     14,034,296
                                          ------------   ------------

                TOTAL                     $13,826,728    $14,467,491
                                          ============   ============

NET ASSET VALUE PER UNIT
   (Based on 109,087, and 117,846 Units
    outstanding)                              $124.03        $119.09
                                          ============   ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                           For the three       For the three
                                           months ended        months ended
                                             March 31,           March 31,
                                               1997                 1996
                                           -------------       -------------
REVENUES:
    Trading profits (loss):
        Realized                           $     457,233       $    (695,729)
        Change in unrealized                      30,600          (1,334,913)
                                           -------------       -------------

            Total trading results                487,833          (2,030,642)
                                           -------------       -------------

    Interest income                               96,869             265,519
    Income from investments                      157,973                -


            Total revenues                       742,675          (1,765,123)
                                           -------------       -------------

EXPENSES:
    Profit shares                                 63,481               4,590
    Brokerage commissions                        100,643             457,082
    Administrative fees                            2,770              11,720
                                           -------------       -------------

            Total expenses                       166,894             473,392
                                           -------------       -------------

NET INCOME (LOSS)                          $     575,781       $  (2,238,515)
                                           =============       =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                              113,934             216,770
                                                 =======             =======

    Weighted average net income (loss)
        per General Partner and
        Limited Partner Unit                      $ 5.05            $ (10.33)
                                                  ======            ========


See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              For the three months ended March 31, 1997 and 1996
               ---------------------------------------------------

                                                    Limited        General
                                       Units       Partners        Partner        Total
                                       -----       --------        -------        -----

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                      225,594  $ 25,710,675   $   345,379   $ 26,056,054

Net loss                                       -    (2,207,232)      (31,283)    (2,238,515)

Redemptions                              (23,870)   (2,628,804)            -     (2,628,804)
                                     -----------  -------------  ------------  -------------

PARTNERS' CAPITAL,
  March 31, 1996                         201,724  $ 20,874,639   $   314,096   $ 21,188,735
                                     ===========  =============  ============  =============
PARTNERS' CAPITAL,
  DECEMBER 31, 1996                      117,846  $ 13,678,217   $   356,079   $ 14,034,296

Net Income                                     -       561,023        14,758        575,781

Redemptions                               (8,759)   (1,080,453)            -     (1,080,453)
                                     -----------  -------------  ------------  -------------

PARTNERS' CAPITAL,
  MARCH 31, 1997                         109,087  $ 13,158,787   $   370,837   $ 13,529,624
                                     ===========  =============  ============  =============


See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ V L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").



2.  INVESTMENT

    At March 31, 1997 the Partnership had an investment in the JWH Financials and Metals Portfolio L.L.C. ("JWH LLC") and effective January 1, 1997 the Partnership had an additional investment in the ML SJO Prospect Global Diversified Portfolio L.L.C. ("SJO LLC").

    Total revenues and fees with respect to such investments is set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------
JWH LLC           $       127,970   $        75,614   $         2,080   $         1,021   $         49,255
SJO LLC                   194,001            67,038             1,844            16,401            108,718
                 ----------------  ----------------  ----------------  ----------------  -----------------
Total            $        321,971   $       142,652   $         3,924   $        17,422   $        157,973
                 ================  ================  ================  ================  =================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:

                                                  1997             1996
                                           ----------------   ---------------

   Interest rate and Stock Indices          $        43,988    $    (683,534)
   Commodities                                      177,475         (468,567)
   Currencies                                       276,407           93,031
   Energy                                            (4,150)        (753,941)
   Metals                                            (5,887)        (217,631)
                                           -----------------  ---------------
                                            $       487,833    $  (2,030,642)
                                           =================  ===============

Fair Value
----------

   The contract/notional values of open derivative instruments as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rate
 and Stock
 Indices                $         169,237          $     38,043,441       $      14,701,885          $        883,752
Commodities                     1,017,865                    82,802                 238,375                   174,760
Currencies                      2,220,893                 4,203,789               2,315,661                 5,025,340
Energy                                  0                   172,293                 129,600                         -
Metals                          1,092,387                   743,849                 205,624                   652,082
                       ------------------        ------------------      ------------------        ------------------

                        $       4,500,382          $     43,246,174       $      17,591,145          $      6,735,934
                       ==================        ==================      ==================        ==================

Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1997 expire within one year.

The contract/notional values of exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Exchange
 Traded                 $       1,870,197          $     40,900,159       $      15,736,015          $      2,928,090
Non-Exchange
 Traded                         2,630,185                 2,346,015               1,855,130                 3,807,844
                       ------------------        ------------------      ------------------        ------------------

                        $       4,500,382          $     43,246,174       $      17,591,145         $       6,735,934
                       ==================        ==================      ==================        ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rate
and Stock
 Indices                $      12,497,673                16,886,912       $      66,308,080          $     40,648,741
Commodities                     1,193,495                   130,436               4,379,786                 1,232,126
Currencies                      4,134,187                 7,847,360              11,852,984                14,288,621
Energy                             72,450                   385,288               1,947,329                 1,377,394
Metals                          1,361,634                 1,021,978               2,474,297                 2,816,658
                       ------------------        ------------------      ------------------        ------------------

                        $      19,259,439                26,271,974       $      86,962,476          $     60,363,540
                       ==================        ==================      ==================        ==================

As of March 31, 1997 and December 31, 1996, $6,511,065 and $9,513,010 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit          Profit          Profit           Profit
                          ----------     -------------    -----------     -------------

Exchange
  Traded                 $   156,415    $       28,226   $     57,600    $       48,583
Non-Exchange
  Traded                      29,771            58,525         26,193             7,568
                        -------------  ---------------  --------------  ----------------

                         $   186,186    $       86,751   $     83,793    $       56,151
                        =============  ===============  ==============  ================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Operational Overview; Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc., ("MLIP")'s ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1997, the Partnership's assets were allocated as follows:

         Trading Advisor                Sector       Allocation
         ---------------                ------       ----------

         John W. Henry & Co., Inc.      Diversified     23.61
         Sjo, Inc.                      Financials      20.79
         Telesis                        Diversified     16.60
         Rabar Market Research, Inc.    Diversified     14.46
         Cash                                           24.54
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

Performance Summary
-------------------

         During the first three months of 1996, the Fund's average month-end
Net Assets equalled $23,623,077, and the Fund recognized gross trading losses of $2,030,642 or 8.60% of such average month-end Net Assets. Brokerage commissions of $457,082 or 1.93%, Administrative fees of $11,720 or .05%, Profit Shares of $4,590 or .02% of average month-end Net Assets were paid. Interest income of $265,519 or 1.12% of average month-end Net Assets resulted in a net loss of $2,238,515 or 9.48% of average month-end Net Assets, which resulted in a 9.06% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equalled $13,810,540, and the Fund recognized gross trading gain of $487,833 or 3.53% of such average month-end Net Assets. Earning from investments of $157,973 or 1.14%, brokerage commissions of $100,643 or .729%, Administrative fees of $2,770 or .02% and Profit Shares of $63,481 or .46% of average month-end Net Assets were paid. Interest income of $96,869 or .70% of average month-end Net Assets resulted in net gain of $575,781 or 4.12% of average month-end Net Assets which resulted in a 4.15% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 3 profitable months and 3 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

                        Jan.        Feb.        Mar.
                        -------     -------     -------
              1996      $115.53     $106.85     $105.04
              1997      $122.53     $124.41     $124.03

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

     John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 24% of the fund's assets committed to trading as of April 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this document.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            THE SECTOR STRATEGY FUND/SM/ V L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13,1997          By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director