Form 10-Q
period 1997-06-30
SECTOR STRATEGY FUND V LP
filed 1997-08-12
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ---------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  --------------------

Commission File Number 0-21112

                      THE SECTOR STRATEGY FUND(SM) V L.P.
                     -------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

           Delaware                                   13-3674792
 ------------------------------            -------------------------------
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

                                 212-236-5662
              --------------------------------------------------
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

                       This document contains 12 pages.

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      THE SECTOR STRATEGY FUND(SM) V L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------



                                                         June 30,   December 31,
                                                           1997         1996
                                                       -----------  ------------
ASSETS
------
Accrued interest                                           $29,301       $42,724
Equity in commodity futures
 trading accounts:
  Cash and option premiums                               7,056,475    10,635,825
  Net unrealized profit on open contracts                   10,588        56,151
Investments                                              8,810,881     3,405,293
Receivable from outside investments                           -          327,498
                                                       -----------   -----------

     TOTAL                                             $15,907,245   $14,467,491
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                  $   117,360   $   327,498
  Profit shares payable                                     17,263        58,450
  Brokerage commissions payable                             28,237        45,748
  Administrative fees payable                                  807         1,499
  Payable to outside investments                         3,230,694           -
                                                       -----------   -----------

    Total liabilities                                    3,394,361       433,195
                                                       -----------   -----------

PARTNERS' CAPITAL:
 General Partners (2990 and 2990 Units)                    361,756       356,079
 Limited Partners (100432 and 114856 Units)             12,151,128    13,678,217
                                                       -----------   -----------

    Total partners' capital                             12,512,884    14,034,296
                                                       -----------   -----------

     TOTAL                                             $15,907,245   $14,467,491
                                                       ===========   ===========

NET ASSET VALUE PER UNIT

   (Based on 103422 and 117846 Units outstanding)          $120.99       $119.09
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

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                          For the three  For the three For the six  For the six
                          months ended   months ended  months ended months ended
                            June 30,       June 30,       June 30,    June 30,
                              1997           1996           1997       1996
                           ----------    -----------   ------------ ------------
REVENUES:
  Trading profits (loss):
    Realized                 $(139,656)     $ 325,055   $317,577   $  (370,674)
    Change in unrealized       (68,162)      (377,971)   (37,562)   (1,712,884)
                           ------------   ------------  ---------  ------------

     Total trading results    (207,818)       (52,916)   280,015    (2,083,558)
                           ------------   ------------  ---------  ------------

  Interest income               93,633        229,495    190,502       495,014
  Income (loss) from
   investments                (176,490)             -    (18,517)            -
                           ------------   ------------  ---------  ------------
     Total revenues           (290,675)       176,579    452,000    (1,588,544)
                           ------------   ------------  ---------  ------------
EXPENSES:
  Profit shares                (46,218)             -     17,263         4,590
  Brokerage commissions         86,683        365,246    187,326       822,328
  Administrative fees            2,477          9,365      5,247        21,085
                           ------------   ------------  ---------  ------------
     Total expenses             42,942        374,611    209,836       848,003
                           ------------   ------------  ---------  ------------
NET INCOME (LOSS)            $(333,617)     $(198,032)  $242,164   $(2,436,547)
                           ============   ============  ========   ============
NET INCOME (LOSS) PER UNIT:
  Weighted average number
   of units outstanding        106,411        188,447    110,173       202,609
                           ============   ============  ========   ============
  Weighted average net
   income (loss) per
   Limited Partner and
   General Partner Unit         $(3.14)        $(1.05)     $2.20       $(12.03)
                           ============   ============  ========   ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------


                              Units   Limited Partners    General Partners       Total
                           --------- ----------------------------------------------------
PARTNERS' CAPITAL,
  December 31, 1995          225,594    $25,710,675           $345,379        $26,056,054

Redemptions                  (83,467)    (8,863,416)              -            (8,863,416)

Net loss                        -        (2,401,628)           (34,919)        (2,436,547)
                           ---------  -------------       -------------      ------------

PARTNERS' CAPITAL,
  June 30, 1996              142,127    $14,445,631           $310,460        $14,756,091
                           =========  =============       =============      ============

PARTNERS' CAPITAL,
  December 31, 1996          117,846   $13,678,217            $356,079        $14,034,296

Redemptions                  (14,424)   (1,763,576)               -            (1,763,576)

Net income                      -          236,487               5,677            242,164
                           ---------  -------------       -------------      ------------

PARTNERS' CAPITAL,
  June 30, 1997              103,422   $12,151,128            $361,756        $12,512,884
                           =========  =============       =============      ============

See notes to financial statements.

                        SECTOR STRATEGY FUND/SM/ V L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ V L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENT

    At June 30, 1997, the Partnership had an investment in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and the Sjo Prospect Global Diversified Portfolio L.L.C. ("SJO LLC")

   Total revenues and fees with respect to such investments is set forth as follows:


For the three months      Total       Brokerage    Administrative     Profit       Income (loss)
ended June 30, 1997      Revenue     Commissions        Fees          Shares     from Investments
                      ------------   -----------   --------------   ----------   ----------------

JWH LLC                 $(147,162)       $64,138           $1,833        $   -         $(213,133)
SJO LLC                   102,034         60,349            1,725        3,317            36,643
                      ------------   -----------   --------------   ----------   ----------------
Total                    $(45,128)      $124,487           $3,558       $3,317         $(176,490)
                      ============   ===========   ==============   ==========   ================


For the six months        Total       Brokerage    Administrative     Profit       Income (loss)
ended June 30, 1997      Revenue     Commissions        Fees          Shares     from Investments
                      ------------   -----------   --------------   ----------   ----------------

JWH LLC                  $(19,192)      $139,752           $3,913       $1,021         $(163,878)
SJO LLC                   296,035        127,387            3,569       19,718           145,361
                      ------------   -----------   --------------   ----------   ----------------

Total                    $276,843       $267,139           $7,482      $20,739          $(18,517)
                      ============   ===========   ==============   ==========   ================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by category for the respective periods were as follows:

                           For the three   For the three   For the six   For the six
                           months ended    months ended    months ended  months ended
                             June 30,        June 30,        June 30,      June 30,
                               1997            1996            1997          1997
                           -------------   -------------   ------------  ------------
Interest rate & Stock         $(129,581)       $(569,287)     $(85,593)  $(1,252,821)
 indices
Commodities                      38,988          506,765       216,463        38,198
Currencies                      (47,486)         239,810       228,921       332,841
Energy                          (37,231)        (310,597)      (41,381)   (1,064,538)
Metals                          (32,508)          80,393       (38,395)     (137,238)
                           -------------   -------------   ------------  ------------
                              $(207,818)       $ (52,916)     $280,015   $(2,083,558)
                           =============   =============   ============  ============

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                     1997                                       1996
                   -----------------------------------------   ----------------------------------------

                      Commitment to       Commitment to          Commitment to       Commitment to
                   Purchase (Futures,     Sell (Futures,       Purchase (Futures,     Sell (Futures,
                   Options & Forwards)   Options & Forwards)   Options & Forwards)  Options & Forwards)
                   -------------------  --------------------   --------------------  ------------------
Interest rate &
Stock  Indices             $4,311,281               $ -              $14,701,885           $  883,752
Commodities                    34,260                175,497             238,375              174,760
Currencies                  2,933,036              2,914,950           2,315,661            5,025,340
Energy                              -                      -             129,600                    -
Metals                        997,423                989,948             205,624              652,082
                   -------------------  --------------------   ------------------  ------------------
                           $8,276,000             $4,080,395         $17,591,145           $6,735,934
                   ===================  ====================   ==================  ==================


The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                 1997                                     1996
                ----------------------------------------  ----------------------------------------

                   Commitment to       Commitment to        Commitment to        Commitment to
                Purchase (Futures,     Sell (Futures,     Purchase (Futures,     Sell (Futures,
                Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                -------------------  -------------------  -------------------  -------------------

Exchange
  traded                $4,528,540           $  343,147         $15,736,015           $2,928,090
Non-Exchange
  traded                 3,747,460            3,737,248           1,855,130            3,807,844
                -------------------  -------------------  -------------------  -------------------
                        $8,276,000           $4,080,395         $17,591,145           $6,735,934
                ===================  ===================  ===================  ===================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                     1997                                       1996
                   ---------------------------------------    ----------------------------------------
                      Commitment to       Commitment to         Commitment to       Commitment to
                   Purchase (Futures,     Sell (Futures,      Purchase (Futures,    Sell (Futures,
                   Options & Forwards)  Options & Forwards)   Options & Forwards)  Options & Forwards)
                   -------------------  ------------------    -------------------  -------------------

Interest rate &
Stock Indices             $10,894,760          $12,016,245           $66,308,080          $40,648,741
Commodities                   786,265              207,454             4,379,786            1,232,126
Currencies                  3,327,231            5,291,409            11,852,984           14,288,621
Energy                         97,844              306,846             1,947,329            1,377,394
Metals                      1,316,423            1,091,785             2,474,297            2,816,658
                 --------------------      ---------------       ---------------      ---------------

                          $16,422,523          $18,913,739           $86,962,476          $60,363,540
                 ====================      ===============       ===============      ===============

As of June 30, 1997 and December 31, 1996, $5,912,633 and $9,513,010 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                            1997                          1996
              ------------------------------ ------------------------------
                  Gross             Net         Gross             Net
                Unrealized      Unrealized    Unrealized      Unrealized
                  Profit       Profit (Loss)    Profit       Profit (Loss)
              ------------   --------------  -------------   --------------

Exchange
  traded           $18,843          $18,110      $57,600          $48,583
Non-Exchange
  traded            23,552           (7,522)      26,193            7,568
              ------------   ---------------  ----------   --------------


                   $42,395          $10,588      $83,793          $56,151
              ============   ==============  ===========   ==============


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview; Advisor Selections
----------------------------------------

Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.,'s ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results.
MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

As of July 1, 1997, the Partnership's assets were allocated as follows:

        Trading Advisor                  Sector                  Allocation
        ---------------                  ------                  ----------

        John W. Henry & Company, Inc.    Financials/Metals       40.00
        Sjo, Inc.                        Financials              30.00
        Telesis Management Inc.          Diversified             30.00
                                                                 -----
                                                                100.00%


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

Performance Summary
-------------------

         During the first six months of 1996, the Fund's average month-end Net Assets equaled $21,222,032, and the Fund recognized gross trading losses of $2,083,558 or 9.82% of average month-end Net Assets. Brokerage commissions of $822,328 or 3.87%, Administrative fees of $21,085 or .10%, Profit Shares of $4,590 or .02% of average month-end Net Assets were paid. Interest income of $495,014 or 2.33% of average month-end Net Assets resulted in a net loss of $2,436,547 or 11.48% of average month-end Net Assets, which resulted in a 10.11% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first six months of 1997, the Fund's average month-end Net Assets equaled $13,285,986, and the Fund recognized gross trading gains of $280,015 or 2.11% of such average month-end Net Assets. Losses from investments of $18,517 or .14%, Brokerage commissions of $187,326 or 1.41%, Administrative fees of $5,247 or .04% and Profit Shares of $17,263 or .13% of average month-end Net Assets were paid. Interest income of $190,502 or 1.43% of average month-end Net Assets resulted in net gain of $242,164 or 1.82% of average month-end Net Assets which resulted in a 1.59% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first six months of 1997 and 1996, the Fund experienced 5 profitable months and 7 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
         ------------------------------------------------------------
                   Jan.     Feb.     Mar.      Apr      May      Jun
         ------------------------------------------------------------
         1996    $115.53  $106.85  $105.04  $107.19  $104.38  $103.82
         ------------------------------------------------------------
         1997    $122.53  $124.41  $124.03  $120.91  $115.51  $120.99
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

     John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 40% of the fund's assets committed to trading as of July 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

      On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

             James M. Bernard, formerly a Senior Vice President of MLIP, is no longer with the firm.

             Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this document.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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



                            THE SECTOR STRATEGY FUND/SM/ V L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 12, 1997       By /s/ JOHN R. FRAWLEY, JR.
                               -----------------------
                               John R. Frawley, Jr.
                               President, Chief Executive Officer
                               and Director



Date: August 12, 1997       By /s/ MICHAEL A. KARMELIN
                               ----------------------
                               Michael A. Karmelin
                               Chief Financial Officer, Vice President
                               and Treasurer