Form 10-Q
period 1997-09-30
SECTOR STRATEGY FUND V LP
filed 1997-11-14
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from____________to____________


Commission File Number 0-21112

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                 ---------------------------------------------
            (Exact Name of Registrant as specified in its charter)

            Delaware                                      13-3674792
---------------------------------             ---------------------------------
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

                                 212-236-5662
                        ------------------------------
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

                       This document contains 13 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                        September 30,       December 31,
                                                            1997                1996
                                                     -----------------   -----------------
ASSETS
------
Accrued interest                                           $    15,907         $    42,724
Equity in commodity futures trading accounts:
    Cash and option premiums                                 3,709,924          10,635,825
    Net unrealized profit on open contracts                      9,474              56,151
Investments                                                  8,963,842           3,405,293
Receivable from outside investments                            214,201             327,498
                                                     -----------------   -----------------

                TOTAL                                      $12,913,348         $14,467,491
                                                     =================   =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                    $   299,884         $   327,498
    Profit shares payable                                       34,447              58,450
    Brokerage commissions payable                               27,087              45,748
    Administrative fees payable                                    774               1,499
                                                     -----------------   -----------------

            Total liabilities                                  362,192             433,195
                                                     -----------------   -----------------

PARTNERS' CAPITAL:
  General Partners (2990 and 2990 Units)                       388,158             356,079
  Limited Partners (93692 and 114856 Units)                 12,162,998          13,678,217
                                                     -----------------   -----------------

            Total partners' capital                         12,551,156          14,034,296
                                                     -----------------   -----------------

                TOTAL                                      $12,913,348         $14,467,491
                                                     =================   =================
NET ASSET VALUE PER UNIT

         (Based on 96682 and 117846 Units
          outstanding)                                         $129.82             $119.09
                                                     =================   =================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                       For the three         For the three         For the nine          For the nine
                                        months ended         months ended          months ended          months ended
                                       September 30,         September 30,        September 30,         September 30,
                                            1997                 1996                  1997                  1996
                                    -----------------     -----------------    -----------------     -----------------
REVENUES:
    Trading profits (loss):
        Realized                           $  142,426              $406,266           $  460,003           $    35,592
        Change in unrealized                   (9,115)              424,442              (46,677)           (1,288,442)
                                    -----------------     -----------------    -----------------     -----------------

            Total trading results             133,310               830,708              413,325            (1,252,850)
                                    -----------------     -----------------    -----------------     -----------------

    Interest income                            56,204               163,571              246,706               658,585
    Income from investments                   820,444                     -              801,927                     -
                                    -----------------     -----------------    -----------------     -----------------

            Total revenues                  1,009,959               994,279            1,461,959              (594,265)
                                    -----------------     -----------------    -----------------     -----------------

EXPENSES:
    Profit shares                              17,184                     -               34,447                 4,590
    Brokerage commissions                      85,085               218,218              272,411             1,040,546
    Administrative fees                         2,431                 5,596                7,678                26,681
                                    -----------------     -----------------    -----------------     -----------------

            Total expenses                    104,700               223,814              314,536             1,071,817
                                    -----------------     -----------------    -----------------     -----------------

NET INCOME (LOSS)                          $  905,259              $770,465           $1,147,423           $(1,666,082)
                                    =================     =================    =================     =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           101,595               135,836              107,314               180,351
                                    =================     =================    =================     =================

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                  $8.91                 $5.67               $10.69                $(9.24)
                                    =================     =================    =================     =================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------


                                                Units             Limited Partners         General Partner              Total
                                          -----------------      ------------------      ------------------      ------------------
PARTNERS' CAPITAL,

  December 31, 1995                                 225,594            $ 25,710,675                $345,379            $ 26,056,054

Redemptions                                         (99,011)            (10,509,921)                      -             (10,509,921)


Net loss                                                  -              (1,648,593)                (17,489)             (1,666,082)

                                          -----------------      ------------------      ------------------      ------------------

PARTNERS' CAPITAL,
  September 30, 1996                                126,583            $ 13,552,161                $327,890            $ 13,880,051
                                          =================      ==================      ==================      ==================

PARTNERS' CAPITAL,
  December 31, 1996                                 117,846            $ 13,678,217                $356,079            $ 14,034,296

Redemptions                                         (21,164)             (2,630,563)                      -              (2,630,563)


Net income                                                -               1,115,344                  32,079               1,147,423
                                          -----------------      ------------------      ------------------      ------------------

PARTNERS' CAPITAL,
  September 30, 1997                                 96,682            $ 12,162,998                $388,158            $ 12,551,156
                                          =================      ==================      ==================      ==================


See notes to financial statements.

                        SECTOR STRATEGY FUND/SM/ V L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ V L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENT

   At September 30, 1997, the Partnership had an investment in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC").

   Total revenues and fees with respect to such investments is set forth as follows:



For the three months          Total               Brokerage          Administrative         Profit           Income  from
ended September 30,          Revenue             Commissions              Fees              Shares            Investments
 1997
                      -------------------     ----------------     -----------------     -----------     -------------------
JWH LLC                        $  826,433             $123,557               $ 3,530        $ 57,399                $641,947
SJO LLC                           292,168               84,267                 2,407          26,997                 178,497
                      -------------------     ----------------     -----------------     -----------     -------------------

Total                          $1,118,601             $207,824               $ 5,937        $ 84,396                $820,444
                      ===================     ================     =================     ===========     ===================


For the nine months           Total               Brokerage          Administrative         Profit           Income  from
ended September 30,          Revenue             Commissions              Fees              Shares            Investments
 1997
                      -------------------     ----------------     -----------------     -----------     -------------------

JWH LLC                        $  807,241             $263,309               $ 7,443        $ 58,420                $478,069
SJO LLC                           588,203              211,654                 5,976          46,715                 323,858
                      -------------------     ----------------     -----------------     -----------     -------------------

Total                          $1,395,444             $474,963               $13,419        $105,135                $801,927
                      ===================     ================     =================     ===========     ===================

As significant investees, income statement information for JWH LLC and SJO LLC is set forth as follows:

                   ML JWH FINANCIAL AND METALS PORTFOLIO LLC
                   -----------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                         For the three          For the nine
                                         months ended           months ended
                                         September 30,          September 30,
                                             1997                   1997
                                    ---------------------    -----------------
REVENUES:
    Trading profits (loss):
        Realized                               $6,666,871           $3,199,095
        Change in unrealized                    1,824,620            3,394,200
                                    ---------------------    -----------------

            Total trading results               8,491,491            6,593,295
                                    ---------------------    -----------------

    Interest income                               788,805            2,312,273
                                    ---------------------    -----------------

            Total revenues                      9,280,296            8,905,568
                                    ---------------------    -----------------

EXPENSES:
    Profit shares                                 389,699              406,321
    Brokerage commissions                       1,446,028            4,088,876
    Administrative fees                            39,632              110,113
                                    ---------------------    -----------------

            Total expenses                      1,875,359            4,605,310
                                    ---------------------    -----------------

NET INCOME                                     $7,404,937           $4,300,258
                                    =====================    =================

                             ML SJO PROSPECT L.L.C
                             ---------------------
                       (a Delaware limited partnership)
                       --------------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                       For the three        For the nine
                                       months ended         months ended
                                       September 30,        September 30,
                                           1997                 1997
                                    -----------------    -----------------
REVENUES:
    Trading profits (loss):
        Realized                           $  908,298           $1,597,045
        Change in unrealized                  510,217            1,466,171
                                    -----------------    -----------------

            Total trading results           1,418,515            3,063,216
                                    -----------------    -----------------

    Interest income                           286,126              816,260
                                    -----------------    -----------------

            Total revenues                  1,704,641            3,879,476
                                    -----------------    -----------------

EXPENSES:
    Profit shares                             158,538              303,774
    Brokerage commissions                     486,759            1,416,616
    Administrative fees                        13,908               40,011
                                    -----------------    -----------------

            Total expenses                    659,205            1,760,401
                                    -----------------    -----------------

NET INCOME                                 $1,045,436           $2,119,075
                                    =================    =================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's revenues by category for the respective periods were as follows:

                                 For the three           For the three            For the nine            For the nine
                                  months ended            months ended            months ended            months ended
                                 September 30,           September 30,           September 30,           September 30,
                                      1997                    1996                    1997                    1996
                             -------------------     -------------------     -------------------     -------------------
Interest rate & Stock indices           $ 53,987               $ 739,854                $(31,606)            $  (512,967)
Commodities                              (47,899)               (181,877)                168,564                (143,679)
Currencies                               149,453                (163,049)                378,374                 169,792
Energy                                   (15,046)                461,199                 (56,427)               (603,339)
Metals                                    (7,185)                (25,419)                (45,580)               (162,657)
                             -------------------     -------------------     -------------------     -------------------
                                        $133,310               $ 830,708                $413,325             $(1,252,850)
                             ===================     ===================     ===================     ===================


The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                              1996
                  ------------------------------------------     ---------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Interest rate &
Stock  Indices           $19,168,961               $ -                    $14,701,885               $  883,752
Commodities                        -                  446,630                 238,375                  174,760
Currencies                 4,900,673                2,762,021               2,315,661                5,025,340
Energy                       127,080                        -                 129,600                        -
Metals                     1,097,155                  962,650                 205,624                  652,082
                  ------------------       ------------------      ------------------       ------------------

                         $25,293,869               $4,171,301             $17,591,145               $6,735,934
                  ==================       ==================      ==================       ==================


The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                              1996
                 -------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Exchange
   traded                $19,531,871               $  446,630                 $15,736,015               $2,928,090
Non-Exchange
    traded                 5,761,998                3,724,671                   1,855,130                3,807,844
                  ------------------       ------------------          ------------------       ------------------

                         $25,293,869               $4,171,301                 $17,591,145               $6,735,934
                  ==================       ==================          ==================       ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                    1997                                              1996
                 -------------------------------------------     ---------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Interest rate &
Stock  Indices           $12,321,782              $12,044,991                 $66,308,080              $40,648,741
Commodities                  646,831                  241,622                   4,379,786                1,232,126
Currencies                 4,058,074                5,598,848                  11,852,984               14,288,621
Energy                       105,153                  306,846                   1,947,329                1,377,394
Metals                     1,258,519                1,073,983                   2,474,297                2,816,658
                  ------------------       ------------------          ------------------       ------------------

                         $18,390,359              $19,266,290                 $86,962,476              $60,363,540
                  ==================       ==================          ==================       ==================

As of September 30, 1997 and December 31, 1996, $2,411,075 and $9,513,010 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                           1996
                -----------------------------------------      -----------------------------------------
                       Gross                    Net                   Gross                    Net
                     Unrealized             Unrealized              Unrealized             Unrealized
                       Profit              Profit (Loss)              Profit              Profit (Loss)
                ------------------     ------------------      ------------------     ------------------
Exchange
   traded                 $ 39,593               $ 26,904                 $57,600               $48,583
Non-Exchange
    traded                  79,238                (17,430)                 26,193                 7,568
               -------------------   --------------------     -------------------   -------------------

                          $118,831               $  9,474                 $83,793               $56,151
               ===================   ====================     ===================   ===================

4. RELATED PARTY TRANSACTIONS

     MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         ------------

Operational Overview; Advisor Selections
----------------------------------------

Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets.
MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results.
MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

As of October 1, 1997, the Partnership's assets were allocated as follows:

        Trading Advisor                       Sector        Allocation
        ---------------                       ------        ----------

        John W. Henry & Company, Inc.    Financials/Metals       42.12
        Sjo, Inc.                        Financials              29.38
        Telesis Management Inc.          Diversified             28.50
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

Performance Summary
-------------------

         During the first nine months of 1996, the Fund's average month-end Net Assets equaled $18,831,565, and the Fund recognized gross trading losses of $1,252,850 or 6.65% of such average month-end Net Assets. Brokerage commissions of $1,040,546 or 5.53%, Administrative fees of $26,681 or .14% and Profit Shares of $4,590 or .02% of average month-end Net Assets were paid. Interest income of $658,585 or 3.5% of average month-end Net Assets resulted in a net loss of $1,666,082 or 8.85% of average month-end Net Assets, which resulted in a 5.06% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Fund's average month-end Net Assets equaled $13,147,124, and the Fund recognized gross trading gains of $413,325 or 3.14% of such average month-end Net Assets. Income from investments of $801,927 or 6.1%, Brokerage commissions of $272,411 or 2.07%, Administrative fees of $7,678 or .06% and Profit Shares of $34,447 or .26% of average month-end Net Assets were paid. Interest income of $246,706 or 1.88% of average month-end Net Assets resulted in net gain of $1,147,423 or 8.73% of average month-end Net Assets which resulted in a 9.01% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Fund experienced 10 profitable months and 8 unprofitable months.

                                    MONTH-END NET ASSET VALUE PER UNIT

           Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
----------------------------------------------------------------------------------------------------------
1996       $115.53    $106.85    $105.04    $107.19    $104.38    $103.82    $104.12    $105.68    $109.65
----------------------------------------------------------------------------------------------------------
1997       $122.53    $124.41    $124.03    $120.91    $119.51    $120.99    $132.18    $126.72    $129.82
----------------------------------------------------------------------------------------------------------

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

     John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 42.12% of the fund's assets committed to trading as of October 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

  Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.

  Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

       There are no exhibits required to be filed as part of this document.

       (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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



                            THE SECTOR STRATEGY FUND/SM/ V L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 14, 1997     By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer