Form 10-Q
period 1998-03-31
SECTOR STRATEGY FUND V LP
filed 1998-05-11
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    --------------------
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

                                 212-236-9757
         -------------------------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------




                                                                    March 31,            December 31,
                                                                      1998                   1997
                                                              -------------------    -------------------
ASSETS
------
Accrued interest                                                      $    13,985            $    15,390
Equity in commodity futures trading accounts:
    Cash and options premiums                                           3,183,257              3,396,218
    Net unrealized profit on open contracts                                97,590                 17,058
Investments                                                             8,098,186              8,871,133
Receivable from investments                                               105,708                155,372
                                                              -------------------    -------------------

                TOTAL                                                 $11,498,726            $12,455,171
                                                              ===================    ===================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                               $   149,399            $   215,502
    Profit Shares payable                                                   5,635                  3,352
    Brokerage commissions payable                                          25,159                 24,892
    Administrative fees payable                                               683                    711
                                                              -------------------    -------------------

            Total liabilities                                             180,876                244,457
                                                              -------------------    -------------------

PARTNERS' CAPITAL:
  General Partner (2990 and 2990 Units)                                   383,751                395,313
  Limited Partners (85193 and 89367 Units)                             10,934,099             11,815,401
                                                              -------------------    -------------------

            Total partners' capital                                    11,317,850             12,210,714
                                                              -------------------    -------------------

                TOTAL                                                 $11,498,726            $12,455,171
                                                              ===================    ===================

NET ASSET VALUE PER UNIT

         (Based on 88183 and 92357 Units outstanding)                     $128.35                $132.21
                                                              ===================    ===================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                          For the three         For the three
                                           months ended         months ended
                                            March 31,             March 31,
                                               1998                 1997
                                       -----------------     -----------------
REVENUES:
    Trading (loss) profits:
        Realized                               $ (13,322)             $457,233
        Change in unrealized                      80,532                30,600
                                       -----------------     -----------------

            Total trading results                 67,210               487,833
                                       -----------------     -----------------

    Interest income                               41,777                96,869
    Less (income) from investments              (380,310)              157,973
                                       -----------------     -----------------

            Total revenues                      (271,323)              742,675
                                       -----------------     -----------------

EXPENSES:
    Profit shares                                  5,635                63,481
    Brokerage commissions                         71,650               100,643
    Administrative fees                            2,047                 2,770
                                       -----------------     -----------------

            Total expenses                        79,332               166,894
                                       -----------------     -----------------

NET (LOSS) INCOME                              $(350,655)             $575,781
                                       =================     =================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                               90,534               113,934
                                       =================     =================

    Weighted average net (loss) income
       per Limited Partner
       and General Partner Unit                   $(3.87)                $5.05
                                       =================     =================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------


                                                     Units           Limited Partners      General Partner            Total
                                              ----------------     -----------------     -----------------     ----------------
PARTNERS' CAPITAL,
 December 31, 1996                                     117,846           $13,678,217              $356,079          $14,034,296

Redemptions                                             (8,759)           (1,080,453)                    -           (1,080,453)

Net Income                                                   -               561,023                14,758              575,781
                                              ----------------     -----------------     -----------------     ----------------

PARTNERS' CAPITAL,
 March 31, 1997                                        109,087           $13,158,787              $370,837          $13,529,624
                                              ================     =================     =================     ================

PARTNERS' CAPITAL,
 December 31, 1997                                      92,357           $11,815,401              $395,313          $12,210,714

Redemptions                                             (4,174)             (542,209)                    -             (542,209)

Net Loss                                                     -              (339,093)              (11,562)            (350,655)
                                              ----------------     -----------------     -----------------     ----------------

PARTNERS' CAPITAL,
 March 31, 1998                                         88,183           $10,934,099              $383,751          $11,317,850
                                              ================     =================     =================     ================

See notes to financial statements.

                        SECTOR STRATEGY FUND/SM/ V L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ V L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.  INVESTMENTS

    As of March 31, 1998 and December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC") as follows:


                                       1998                     1997
                               -------------------      -------------------
JWH LLC                                 $4,712,604               $5,408,273
SJO LLC                                  3,385,582                3,462,860
                               -------------------      -------------------
Total                                   $8,098,186               $8,871,133
                               ===================      ===================


   Total revenues and fees with respect to such investments is set forth as follows:

For the three months          Total                Brokerage           Administrative            Profit           Income (loss) from
ended March 31, 1998         Revenue              Commissions               Fees                 Shares              Investments
                       -------------------      ----------------     -------------------     --------------     --------------------

JWH LLC                         $(351,935)             $109,329                  $3,123             $    -                $(464,387)
SJO LLC                           174,693                77,646                   2,219             10,751                   84,077
                       -------------------     ----------------     -------------------     ----------------------------------------

Total                           $(177,242)             $186,975                  $5,342            $10,751                $(380,310)
                       ===================     ================     ===================     ==============     =====================


For the three months          Total                Brokerage           Administrative            Profit             Income  from
ended March 31, 1997         Revenue              Commissions               Fees                 Shares              Investments
                       -------------------      ----------------     -------------------     --------------     --------------------

JWH LLC                          $ 127,970              $ 75,614                  $2,080            $ 1,021                $  49,255
SJO LLC                            194,001                67,038                   1,844             16,401                  108,718
                       -------------------      ----------------     -------------------     ---------------------------------------

Total                            $ 321,971              $142,652                  $3,924            $17,422                $ 157,973
                       ===================      ================     ===================     ==============     ====================

  Condensed statements of financial condition as of March 31, 1998 and December 31, 1997 and statements of operations for the three months ended March 31, 1998 and 1997 are set forth as follows:



                                                  1998                                       1997
                                ----------------------------------------   ------------------------------------
                                        JWH                    SJO                JWH                 SJO
                                        LLC                    LLC                LLC                 LLC
                                ----------------        ----------------   ----------------    ----------------

Assets                               $54,294,178             $19,174,586        $62,481,438         $21,240,207
                                ================     ===================   ================    ================

Liabilities                          $   431,357             $   568,783        $ 1,122,533         $ 2,058,617
Members' Capital                      53,862,821              18,605,803         61,358,905          19,181,590
                                ----------------     -------------------   ----------------    ----------------

Total                                $54,294,178             $19,174,586        $62,481,438         $21,240,207
                                ================     ===================   ================    ================

Revenues                             $(4,026,600)            $   972,284        $ 2,281,696         $ 1,409,347

Expenses                               1,342,197                 503,557          1,487,835             619,328
                                ----------------     -------------------   ----------------    ----------------

Net (Loss) Income                    $(5,368,797)            $   468,727        $   793,861         $   790,019
                                ================     ===================   ================    ================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's total trading results by reporting category for the respective periods were as follows:

                                 For the three           For the three
                                  months ended            months ended
                                   March 31,               March 31,
                                      1998                    1997
                             -------------------     -------------------
Interest rate & Stock indices           $243,270                $ 43,988
Commodities                              (47,998)                177,475
Currencies                               (46,545)                276,407
Energy                                   (39,549)                 (4,150)
Metals                                   (41,968)                 (5,887)
                             -------------------     -------------------
                                        $ 67,210                $487,833
                             ===================     ===================


The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                     1998                                                1997
                  --------------------------------------------        --------------------------------------------
                      Commitment to          Commitment to              Commitment to             Commitment to
                   Purchase (Futures,        Sell (Futures,           Purchase (Futures,          Sell (Futures,
                   Options & Forwards)     Options & Forwards)        Options & Forwards)       Options & Forwards)
                   ------------------      ------------------         ------------------        ------------------
Interest rate &
Stock  Indices           $ 9,048,987                $ -                       $5,191,446                $3,605,481
Commodities                        -                   930,581                         -                   577,742
Currencies                 8,053,275                 8,690,639                 2,688,064                 3,771,760
Energy                       100,880                         -                         -                    70,560
Metals                       971,213                   838,125                   366,525                   628,125
                  ------------------        ------------------        ------------------        ------------------
                         $18,174,355               $10,459,345                $8,246,035                $8,653,668
                  ==================        ==================        ==================        ==================

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                     1998                                                1997
                  --------------------------------------------        --------------------------------------------
                       Commitment to          Commitment to              Commitment to             Commitment to
                    Purchase (Futures,        Sell (Futures,           Purchase (Futures,          Sell (Futures,
                   Options & Forwards)     Options & Forwards)        Options & Forwards)       Options & Forwards)
                   ------------------      ------------------         ------------------        ------------------
Exchange
   traded                $ 9,149,868               $   930,581                $5,191,446                $4,253,783
Non-Exchange
    traded                 9,024,487                 9,528,764                 3,054,589                 4,399,885
                  ------------------        ------------------        ------------------        ------------------
                         $18,174,355               $10,459,345                $8,246,035                $8,653,668
                  ==================        ==================        ==================        ==================


The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:



                                     1998                                                   1997
                  --------------------------------------------           --------------------------------------------
                    Commitment to             Commitment to                 Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,              Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)          Options & Forwards)       Options & Forwards)
                  ------------------        ------------------           ------------------        ------------------
Interest rate &
Stock  Indices           $13,655,028                  $      -                  $10,943,098               $10,638,175
Commodities                  130,464                   536,611                      646,831                   267,468
Currencies                 4,696,952                 4,959,685                    3,882,292                 5,239,264
Energy                       100,880                   109,519                      105,153                   247,775
Metals                       856,354                   894,381                    1,058,720                 1,014,697
                  ------------------        ------------------           ------------------        ------------------

                         $19,439,678                $6,500,196                  $16,636,094               $17,407,379
                  ==================        ==================           ==================        ==================


The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                        1998                                                 1997
                  ----------------------------------------------       ----------------------------------------------
                          Gross                       Net                      Gross                       Net
                       Unrealized                  Unrealized               Unrealized                  Unrealized
                         Profit                      Profit (Loss)            Profit                      Profit (Loss)
                  -------------------        -------------------       -------------------        -------------------
Exchange
   traded                    $120,307                   $103,569                   $34,125                   $ 30,870
Non-Exchange
    traded                    161,878                     (5,979)                   48,885                    (13,812)
                  -------------------        -------------------       -------------------        -------------------

                             $282,185                   $ 97,590                   $83,010                   $ 17,058
                  ===================        ===================       ===================        ===================

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


                      MONTH-END NET ASSET VALUE PER UNIT

                              Jan.       Feb.       Mar.
                   ----------------------------------------
                   1997       $122.53    $124.41    $124.03
                   ----------------------------------------
                   1998       $130.73    $129.48    $128.35
                   ----------------------------------------


Performance Summary

January 1,1997 to March 31, 1997

In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February proved profitable for currency trading; March, however, was unprofitable.

Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Trading in interest rates proved profitable in January; losses were experienced in February and March.

In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. January and March saw losses in energy positions; February, however, proved profitable.

Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

January 1, 1998 to March 31, 1998

The Fund's most profitable positions during the quarter were in the global interest rate markets. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

Trading results in stock index markets were mixed, but marginally unprofitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but unprofitable. In particular, the Swiss franc weakened versus the U.S. dollar.

Agricultural commodity markets provided profitable trading results overall.
Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings to which the Partnership or the General Partner is a party.


Item 2.  Changes in Securities and Use of Proceeds

         (a)   None.
         (b)   None.
         (c)   None.
         (d)   None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLILP expects to announce his successor in the near future.

         The Fund will consolidate its trading accounts with those of certain other MLIP sponsored multi-advisor funds effective June 1, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         There are no exhibits required to be filed as part of this report.

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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



                            THE SECTOR STRATEGY FUND/SM/ V L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: May 11, 1998          By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date:  May 11, 1998         By /s/SERGIO M. PAVONE
                               -------------------
                              Sergio M. Pavone
                              Vice President and Controller
                              (Chief Accounting Officer)