Form 10-Q
period 1998-06-30
SECTOR STRATEGY FUND V LP
filed 1998-08-13
CIK 890015

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission File Number 0-21112

                       THE SECTOR STRATEGY FUND(SM) V L.P.
                  ------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

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


                                 212-236-5662
                ----------------------------------------------
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

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      THE SECTOR STRATEGY FUND(SM) V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                      June 30,       December 31,
                                                        1998            1997
                                                   --------------- ----------------
ASSETS
------
Accrued interest                                     $       948     $    15,390
Equity in commodity futures trading accounts:
    Cash and options premiums                             59,006       3,396,218
    Net unrealized (loss) profit on open contracts       (29,799)         17,058
Investments                                            9,990,730       8,871,133
Receivable from investments                              113,322         155,372
                                                   --------------- ----------------
                TOTAL                                $10,134,207     $12,455,171
                                                   =============== ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                               $   75,719     $   215,502
    Profit Shares payable                                      -           3,352
    Brokerage commissions payable                              -          24,892
    Administrative fees payable                                -             711
                                                   --------------- ----------------
            Total liabilities                             75,719         244,457
                                                   --------------- ----------------
PARTNERS' CAPITAL:
  General Partner (851 and 2990 Units)                   105,624         395,313
  Limited Partners (80183 and 89367 Units)             9,952,864      11,815,401
                                                   --------------- ----------------
            Total partners' capital                   10,058,488      12,210,714
                                                   --------------- ----------------
                TOTAL                               $ 10,134,207   $  12,455,171
                                                   =============== ================

NET ASSET VALUE PER UNIT

(Based on 81034 and 92357 Units outstanding)        $     124.13   $      132.21
                                                   =============== ================

See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) V L.P.
                       -----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                          STATEMENTS OF OPERATIONS
                          ------------------------

                                 For the three    For the three    For the six     For the six
                                 months ended     months ended     months ended    months ended
                                   June 30,         June 30,         June 30,        June 30,
                                     1998             1997             1998           1997
                                ---------------  ---------------  ---------------  ------------
REVENUES:
  Trading (loss) profits:
     Realized                     $  (27,176)    $   (139,656)    $    (40,498)    $  317,577
     Change in unrealized           (127,389)         (68,162)         (46,857)       (37,562)
                                ---------------  ---------------  ---------------  ------------
       Total trading results        (154,565)        (207,818)         (87,355)       280,015
                                ---------------  ---------------  ---------------  ------------

  Interest income                     27,731           93,633           69,508        190,502
  Loss from investments             (214,517)        (176,490)        (594,827)       (18,517)
                                ---------------  ---------------  ---------------  ------------
       Total revenues               (341,351)        (290,675)        (612,674)       452,000
                                ---------------  ---------------  ---------------  ------------

EXPENSES:
  Profit shares                       (5,562)         (46,218)              73         17,263
  Brokerage commissions               44,056           86,683          115,706        187,326
  Administrative fees                  1,261            2,477            3,308          5,247
                                ---------------  ---------------  ---------------  ------------
       Total expenses                 39,755           42,942          119,087        209,836
                                ---------------  ---------------  ---------------  ------------

NET (LOSS) INCOME                 $ (381,106)    $   (333,617)    $   (731,761)    $  242,164
                                ===============  ===============  ===============  ============

NET (LOSS) INCOME PER UNIT:
  Weighted average number
   of units outstanding               90,534          106,411           87,753        110,173
                                ===============  ===============  ===============  ============

  Weighted average net (loss)
   income per Limited Partner
   and General Partner Unit       $    (4.21)    $      (3.14)    $      (8.34)    $     2.20
                                ===============  ===============  ===============  ============

See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) V L.P.
                       -----------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 1998 and 1997
                 -----------------------------------------------

                                                                       General
                                       Units     Limited Partners      Partner          Total
                                     ----------  -----------------  -------------   --------------
PARTNERS' CAPITAL,
  December 31, 1996                    117,846    $   13,678,217     $  356,079     $   14,034,296

Redemptions                            (14,424)       (1,763,576)             -         (1,763,576)

Net Income                                   -           236,487          5,677            242,164
                                     ----------  -----------------  -------------   --------------

PARTNERS' CAPITAL,
  June 30, 1997                        103,422    $   12,151,128     $  361,756     $   12,512,884
                                     ==========  =================  =============   ==============

PARTNERS' CAPITAL,
  December 31, 1997                     92,357        11,815,401        395,313         12,210,714

Redemptions                            (11,323)       (1,155,145)      (265,320)        (1,420,465)

Net Loss                                     -          (707,392)       (24,369)          (731,761)
                                     ----------  -----------------  -------------   --------------

PARTNERS' CAPITAL,
  June 30, 1998                         81,034    $    9,952,864     $  105,624      $  10,058,488
                                     ==========  =================  =============   ==============

See notes to financial statements.

                        SECTOR STRATEGY FUND(SM) V L.P.
                        -------------------------------
                       (A Delaware Limited Partnership)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy FundSM V L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.   INVESTMENTS

     Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC ") which will open a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.

     As of June 30, 1998 the Partnership had an investment in MM LLC and as of December 31, 1997, the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC") and the ML Sjo Prospect L.L.C. ("SJO LLC") as follows:

                                 1998             1997
                             --------------   -------------

          MM LLC             $   9,990,730    $        -

          JWH LLC                      -         5,408,273

          SJO LLC                      -         3,462,860

                             --------------   -------------
          Total              $   9,990,730    $  8,871,133
                             ==============   =============


During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC and SJO LLC.

    Total revenues and fees with respect to such investments is set forth as follows:

For the three
months ended         Total        Brokerage     Administrative   Profit        (Loss) Income from
June 30, 1998       Revenue      Commission         Fees         Shares            Investments
                  ------------   ------------   -------------   ----------  --------------------------
JWH LLC            $ (193,762)     $  63,702     $     1,821     $      -    $       (259,285)
MM LLC                107,271         73,885           2,111       21,973               9,302
SJO LLC                89,580         48,577           1,388        4,149              35,466
                  ------------   ------------   -------------   ----------  --------------------------

Total                   3,089        186,164           5,320       26,122            (214,517)
                  ============   ============   =============   ==========  ==========================

For the three
months ended         Total        Brokerage     Administrative   Profit        (Loss) Income from
June 30, 1997       Revenue      Commissions        Fees         Shares            Investments
                  ------------   ------------   -------------   ----------  --------------------------
JWH LLC           $ (147,162)     $   64,138     $    1,833      $     -     $       (213,133)
SJO LLC              102,034          60,349          1,725        3,317               36,643
                  ------------   ------------   -------------   ----------  --------------------------

Total                (45,128)        124,487          3,558        3,317             (176,490)
                  ============   ============   =============   ==========  ==========================

For the six
months ended         Total        Brokerage     Administrative   Profit        (Loss) Income from
June 30, 1998       Revenue      Commissions        Fees         Shares            Investments
                  ------------   ------------   -------------   ----------  --------------------------
JWH LLC           $ (545,697)     $  173,031     $     4,943     $      -      $       (723,671)
MM LLC               107,271          73,885           2,111       21,973                 9,302
SJO LLC              264,273         116,220           3,607       24,904               119,542
                  ------------   ------------   -------------   ----------  --------------------------

Total             $ (174,153)     $  363,136     $    10,661     $ 46,877      $       (594,827)
                  ============   ============   =============   ==========  ==========================


For the six
months ended         Total        Brokerage     Administrative   Profit        (Loss) Income from
June 30, 1997       Revenue      Commissions        Fees         Shares            Investments
                  ------------   ------------   -------------   ----------  --------------------------
JWH LLC            $  (19,192)   $   139,752    $      3,913    $   1,021    $       (163,878)
SJO LLC               296,035        127,387           3,569       19,718             145,361
                  ------------   ------------   -------------   ----------  --------------------------

Total              $  276,843    $   267,139    $      7,482    $  20,739    $        (18,517)
                  ============   ============   =============   ==========  ==========================

Condensed statements of financial condition and statements of operations for JWH LLC, SJO LLC and MM LLC are set forth as follows:

                      MM LLC                JWH LLC            SJO LLC

                      June 30,            December 31,       December 31,
                        1998                 1997               1997
                  ----------------     -----------------  -----------------
   Assets         $   123,484,970      $   62,481,438     $   21,240,207
                  ================     =================  =================

   Liabilities          3,872,011             1,122,533        2,058,617

   Members'
   Capital        $   119,612,959      $     61,358,905   $   19,181,590
                  ----------------     -----------------  -----------------

   Total
                  $   123,484,970      $     62,481,438   $   21,240,207
                  ================     =================  =================

                                         MM LLC

                      For the three months     For the six months
                      ended June 30, 1998      ended June 30, 1998
                   ------------------------  -----------------------
   Revenues        $       1,307,775         $       1,307,775
   Expenses        $       1,187,403         $       1,187,403
                   ------------------------  -----------------------
   Net Income      $         120,372         $         120,372
                   ========================  =======================

                                                                   JWH LLC

                      For the three months      For the three months     For the six months     For the six months
                      ended June 30, 1998       ended June 30, 1997      ended June 30, 1998    ended June 30, 1997
                      --------------------      --------------------     -------------------    -------------------
   Revenues           $      (3,235,723)        $     (2,656,425)        $     (7,262,323)      $      (374,729)
   Expenses           $         991,700         $      1,242,115         $      2,333,897       $     2,729,950
                      --------------------      --------------------     -------------------    -------------------
   Net Loss           $      (4,227,423)        $     (3,898,540)        $     (9,596,220)      $    (3,104,679)
                      ====================      ====================     ===================    ===================

                                                                  SJO LLC

                      For the three months      For the three months     For the six months     For the six months
                      ended June 30, 1998       ended June 30, 1997      ended June 30, 1998    ended June 30, 1997
                      --------------------      --------------------     -------------------    -------------------
   Revenues           $         500,566         $          765,489       $       1,472,850      $      2,174,836
   Expenses           $         299,321         $          481,869       $         802,878      $      1,101,197
                      --------------------      --------------------     -------------------    -------------------
   Net Income         $         201,245         $          283,620       $         669,972      $      1,073,639
                      ====================      ====================     ===================    ===================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments. The only derivative instruments held by the Partnership were offsetting commitments to purchase and sell the same derivative instruments on the same date in the future. These commitments were economically offsetting but were not, as a technical matter, offset in the forward market until settlement date.

The Partnership's total trading results by reporting category for the respective periods were as follows:

                                              For the three     For the three     For the six      For the six
                                              months ended      months ended      months ended     months ended
                                                June 30,          June 30,          June 30,         June 30,
                                                 1998              1997              1998             1997
                                             ---------------   -------------     -------------    --------------
Interest rate & Stock indices                $  (80,855)       $ (129,581)       $  162,415       $  (85,593)
Commodities                                     (25,625)           38,988           (73,623)         216,463
Currencies                                      (28,696)          (47,486)          (75,241)         228,921
Energy                                           (9,009)          (37,231)          (48,558)         (41,381)
Metals                                          (10,380)          (32,508)          (52,348)         (38,395)
                                             ---------------   -------------     -------------    --------------
                                             $ (154,565)       $  (207,818)      $  (87,355)      $  280,015
                                             ---------------   -------------     -------------    --------------


The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                    1998                                          1997
                   ----------------------------------------   ----------------------------------------------
                     Commitment to        Commitment to          Commitment to            Commitment to
                   Purchase (Futures,     Sell (Futures,       Purchase (Futures,          Sell (Futures,
                   Options & Forwards) Options & Forwards)     Options & Forwards)      Options & Forwards)
                   ------------------- -------------------    ---------------------    ---------------------
Interest rate &
Stock  Indices     $     -             $        -             $     5,191,446          $     3,605,481

Commodities              -                      -                          -                   577,742
Currencies               -                      -                  2,688,064                 3,771,760


Energy                   -                      -                          -                    70,560

Metals              775,450                  775,450                 366,525                   628,125
                   ------------------- -------------------    ---------------------    ---------------------
                   $775,450            $     775,450          $     8,246,035          $     8,653,668
                   =================== ===================    =====================    =====================

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                  1998                                                  1997
               ----------------------------------------------   -------------------------------------------------
                   Commitment to           Commitment to             Commitment to            Commitment to
                Purchase (Futures,        Sell (Futures,          Purchase (Futures,          Sell (Futures,
                Options & Forwards)     Options & Forwards)       Options & Forwards)      Options & Forwards)
               ----------------------  ----------------------   ------------------------  -----------------------
Exchange
   traded      $                   -   $                   -    $             5,191,446   $            4,253,783

Non-Exchange
    traded                   775,450                 775,450                  3,054,589                4,399,885
               ----------------------  ----------------------   ------------------------  -----------------------
               $             775,450   $             775,450    $             8,246,035   $            8,653,668
               ======================  ======================   ========================  =======================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                    1998                                                1997
                ---------------------------------------------       ---------------------------------------------
                   Commitment to            Commitment to              Commitment to            Commitment to
                 Purchase (Futures,        Sell (Futures,           Purchase (Futures,         Sell (Futures,
                Options & Forwards)      Options & Forwards)        Options & Forwards)      Options & Forwards)
                ---------------------    --------------------       --------------------     --------------------
Interest rate &
Stock  Indices   $        13,655,028      $        4,139,875         $       10,943,098       $       10,638,175
Commodities                  142,263                 536,610                    646,831                  267,468
Currencies                 7,321,597               7,347,760                  3,882,292                5,239,264
Energy                       100,880                 109,519                    105,153                  247,775
Metals                       802,499                 821,512                  1,058,720                1,014,697
                ---------------------    --------------------       --------------------     --------------------
                 $        22,022,267      $       12,955,276         $       16,636,094       $       17,407,379
                =====================    ====================       ====================     ====================

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                           1998                                1997
                -----------------------------   ----------------------------------
                  Gross              Net            Gross                Net
                Unrealized       Unrealized      Unrealized          Unrealized
                  Profit            Loss           Profit           Profit (Loss)
                -----------      ------------   --------------      --------------
Exchange
   traded       $      -          $      -       $     34,125        $    30,870

Non-Exchange
    traded          35,006          (29,799)           48,885            (13,812)
                -----------      ------------   --------------      --------------

                $   35,006        $ (29,799)     $     83,010        $    17,058
                ===========      ============   ==============      ==============

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

           The significant variations in both the statement of financial condition and the statement of operations line items is primarily due to the Partnership placing assets under the management of Advisors not through opening managed accounts with them but rather through investing in MM LLC.

                     MONTH-END NET ASSET VALUE PER UNIT

             ----------------------------------------------------
                    Jan.    Feb.    Mar.    Apr     May     Jun
             ----------------------------------------------------
             1997 $122.53 $124.41 $124.03 $120.91 $115.51 $120.99
             ----------------------------------------------------
             1998 $130.73 $129.48 $128.35 $121.27 $124.04 $124.13
             ----------------------------------------------------


Performance Summary

January 1,1997 to June 30, 1997

January 1,1997 to March 31, 1997

In the currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February proved profitable for currency trading; March, however, was unprofitable.

Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Trading in interest rates proved profitable in January; losses were experienced in February and March.

In the energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. January and March saw losses in energy positions; February, however, proved profitable.

Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

April 1, 1997 to June 30, 1997

In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was unprofitable for the quarter.

Global interest rate trading provided varied results for the quarter. Losses were incurred in April due to U.S. bond prices having moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve. Profits were seen in May and June.

Energy trading saw losses throughout the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could be delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.

Agricultural commodity trading was profitable for the quarter. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998

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

April 1, 1998 to June 30, 1998

As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits. Early in the quarter, U.S. Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

Metals and energy trading also resulted in losses. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

Results in currency trading were profitable. Strong gains were realized in positions on the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were also unprofitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

Agricultural commodity trading produced losses. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.

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

         (a)  None.
         (b)  None.
         (c)  None.
         (d)  None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

        Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (?MLIP?). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this report.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE SECTOR STRATEGY FUND(SM) V L.P.

                                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)



Date: August 11, 1998              By  /s/ JOHN R. FRAWLEY, JR,
                                       ------------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director




Date: August 11, 1998              By  /s/ JO ANN DI DARIO
                                       -------------------
                                       Jo Ann Di Dario
                                       Vice President, Chief Financial Officer
                                       and Treasurer