Form 10-Q
period 1999-06-30
SECTOR STRATEGY FUND V LP
filed 1999-08-12
CIK 890015

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999          OR
                                 -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number 0-21112


                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                   ----------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)



           Delaware                                     13-3674792
-----------------------------               ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                      800 Scudders Mill Road - Secton 2G
                         Plainsboro, New Jersey 08536
                          ---------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 609-282-6996
                     -------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                           June 30,           December 31,
                                                                             1999                 1998
                                                                      -------------------  -------------------

ASSETS
Investment                                                                   $ 9,038,425          $ 9,750,926
Receivable from investment                                                        88,920              135,471
                                                                      -------------------  -------------------

                TOTAL                                                        $ 9,127,345          $ 9,886,397
                                                                      ===================  ===================

LIABILITY AND PARTNERS' CAPITAL
    Liability-Redemptions payable                                               $ 88,920            $ 135,471

PARTNERS' CAPITAL:
  General Partner (876 and 876 Units)                                            117,657              117,488
  Limited Partners (66,413 and 71,822 Units)                                   8,920,768            9,633,438
                                                                      -------------------  -------------------

            Total partners' capital                                            9,038,425            9,750,926
                                                                      -------------------  -------------------

                TOTAL                                                        $ 9,127,345          $ 9,886,397
                                                                      ===================  ===================

NET ASSET VALUE PER UNIT

         (Based on 67,289 and 72,698 Units outstanding)                         $ 134.32             $ 134.13
                                                                      ===================  ===================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                        -------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                              For the three       For the three       For the six         For the six
                                               months ended        months ended       months ended        months ended
                                                 June 30,            June 30,           June 30,            June 30,
                                                   1999                1998               1999                1998
                                             -----------------   -----------------  -----------------   -----------------
REVENUES:
    Trading (loss) profits:
        Realized                                    $       -           $ (27,176)         $       -           $ (40,498)
        Change in unrealized                                -            (127,389)                 -             (46,857)
                                             -----------------   -----------------  -----------------   -----------------

            Total trading results                           -            (154,565)                 -             (87,355)
                                             -----------------   -----------------  -----------------   -----------------

    Interest income                                                        27,731                  -              69,508
    Income from investments                            62,822            (214,517)            10,329            (594,827)
                                             -----------------   -----------------  -----------------   -----------------

            Total revenues                             62,822            (341,351)            10,329            (612,674)
                                             -----------------   -----------------  -----------------   -----------------

EXPENSES:
    Profit shares                                           -              (5,562)                 -                  73
    Brokerage commissions                                   -              44,056                  -             115,706
    Administrative fees                                     -               1,261                  -               3,308
                                             -----------------   -----------------  -----------------   -----------------

            Total expenses                                  -              39,755                  -             119,087
                                             -----------------   -----------------  -----------------   -----------------

NET INCOME (LOSS)                                    $ 62,822          $ (381,106)          $ 10,329          $ (731,761)
                                             =================   =================  =================   =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                    68,926              90,534             70,217              87,753
                                             =================   =================  =================   =================

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                        $ 0.91             $ (4.21)            $ 0.15             $ (8.34)
                                             =================   =================  =================   =================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                        -------------------------------


                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                          Units          Limited Partners       General Partner           Total
                                     ----------------   --------------------   ------------------   ------------------

PARTNERS' CAPITAL,
  December 31, 1997                           92,357           $ 11,815,401            $ 395,313         $ 12,210,714

Redemptions                                  (11,323)            (1,155,145)            (265,320)          (1,420,465)

Net loss                                           -               (707,392)             (24,369)            (731,761)
                                     ----------------   --------------------   ------------------   ------------------

PARTNERS' CAPITAL,
  June 30, 1998                               81,034            $ 9,952,864            $ 105,624         $ 10,058,488
                                     ================   ====================   ==================   ==================

PARTNERS' CAPITAL,
  December 31, 1998                           72,698            $ 9,633,438            $ 117,488          $ 9,750,926

Redemptions                                   (5,409)              (722,830)                   -             (722,830)

Net income                                         -                 10,160                  169               10,329
                                     ----------------   --------------------   ------------------   ------------------

PARTNERS' CAPITAL,
  June 30, 1999                               67,289            $ 8,920,768            $ 117,657          $ 9,038,425
                                     ================   ====================   ==================   ==================

See notes to financial statements.

                        SECTOR STRATEGY FUND/SM/ V L.P.
                        -------------------------------
                       (a Delaware limited partnership)
                        -------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ V L.P. (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  INVESTMENTS

    As of June 30, 1999 and December 31, 1998, the Partnership had an investment in the MM LLC of $9,038,425 and $9,750,926, respectively.

    Total revenues and fees with respect to the Fund's investments are set forth as follows:

For the six months           Total             Brokerage           Administrative          Profit           Income (Loss) from
ended June 30, 1999         Revenue           Commissions               Fees               Shares               Investment
                         ---------------   -------------------   -------------------    --------------    ------------------------
MM LLC                        $ 469,661             $ 415,237              $ 11,864        $ 32,231                   $ 10,329
                         ===============   ===================   ===================    ==============    =====================

For the six months           Total             Brokerage           Administrative          Profit            Income (Loss) from
ended June 30, 1998         Revenue           Commissions               Fees               Shares               Investments
                         ---------------   -------------------   -------------------    --------------    ------------------------

JWH LLC                      $ (545,697)            $ 173,031               $ 4,943        $        -               $ (723,671)
MM LLC                          107,271                73,885                 2,111            21,973                    9,302
SJO LLC                         264,273               116,220                 3,607            24,904                  119,542
                         ---------------   -------------------   -------------------    --------------    ---------------------

Total                        $ (174,153)            $ 363,136              $ 10,661        $   46,877               $ (594,827)
                         ===============   ===================   ===================    ==============    =====================

For the three months         Total             Brokerage           Administrative          Profit            Income (Loss) from
ended June 30, 1999         Revenue            Commission               Fees               Shares              Investment
                         ---------------   -------------------   -------------------    --------------    ------------------------

MM LLC                        $ 289,318             $ 204,762               $ 5,850        $ 15,824                   $ 62,822
                         ===============   ===================   ===================    ==============    =====================

For the three months         Total             Brokerage           Administrative          Profit            Income (Loss) from
ended June 30, 1998         Revenue           Commissions               Fees               Shares               Investments
                         ---------------   -------------------   -------------------    --------------    ------------------------

JWH LLC                      $ (193,762)             $ 63,702               $ 1,821        $        -               $ (259,285)
MM LLC                          107,271                73,885                 2,111            21,973                    9,302
SJO LLC                          89,580                48,577                 1,388             4,149                   35,466
                         ---------------   -------------------   -------------------    ---------------------------------------

Total                           $ 3,089             $ 186,164               $ 5,320        $   26,122               $ (214,517)
                         ===============   ===================   ===================    ==============    =====================

During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC and SJO LLC.

Condensed statements of financial condition and statements of operations for MM LLC, JWH LLC and SJO LLC are set forth as follows.

                                 MM LLC                        MM LLC

                             June 30, 1999                December 31, 1998
                         -----------------------       ------------------------
   Assets                         $ 111,887,450                  $ 125,332,558
                         =======================       ========================

   Liabilities                      $ 2,489,338                    $ 4,949,082
   Members' Capital                 109,398,112                    120,383,476
                         -----------------------       ------------------------

   Total                          $ 111,887,450                  $ 125,332,558
                         =======================       ========================

                                                                              MM LLC
                            For the three months         For the three months      For the six months        For the six months
                            ended June 30, 1999          ended June 30, 1998       ended June 30, 1999       ended June 30, 1998
                         -----------------------       ------------------------   ---------------------   ---------------------
   Revenues                         $ 3,525,206                    $ 1,307,775             $ 5,756,093             $ 1,307,775

   Expenses                           2,686,982                      1,187,403               5,492,766               1,187,403
                         -----------------------       ------------------------   ---------------------   ---------------------

   Net Income                         $ 838,224                      $ 120,372               $ 263,327               $ 120,372
                         =======================       ========================   =====================   =====================
                                                   JWH LLC
                           For the three months            For the six months
                           ended June 30, 1998            ended June 30, 1998
                         -----------------------       ------------------------
   Revenues                        $ (3,235,723)                  $ (7,262,323)

   Expenses                             991,700                      2,333,897
                         -----------------------       ------------------------

   Net Loss                        $ (4,227,423)                  $ (9,596,220)
                         =======================       ========================
                                                 SJO LLC
                          For the three months             For the six months
                           ended June 30, 1998            ended June 30, 1998
                         -----------------------       ------------------------
   Revenues                           $ 500,566                    $ 1,472,850

   Expenses                             299,321                        802,878
                         -----------------------       ------------------------

   Net Income                         $ 201,245                      $ 669,972
                         =======================       ========================

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119
("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

The credit risk associated with these instruments from counterparty nonperformance is the Partnership's net unrealized profit included on the Statements of Financial Condition or, with respect to the Partnership's assets invested in Trading LLCs and in MMLLC, the net unrealized profit included in the respective statements of Financial Condition of the Trading LLCs and MMLLC.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                      MONTH-END NET ASSET VALUE PER UNIT


     --------------------------------------------------------------
              Jan.      Feb.     Mar.     Apr.     May      Jun.
     --------------------------------------------------------------
      1998   $130.73  $129.48  $128.35  $121.27  $124.04  $124.13
     --------------------------------------------------------------
      1999   $132.43  $134.02  $133.42  $123.53  $122.56  $134.32
     --------------------------------------------------------------


Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

Agricultural commodity markets provided profitable trading results overall.
Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March..

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

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Fund. Gains from live cattle and live hog positions offset losses from short corn positions. Agricultural commodities, in particular corn, were weak almost across the board as they were saddled with supply/demand imbalances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

The energy sector was profitable as positions in crude oil offset losses from short positions in natural gas and gas oil trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Currency trading resulted in losses for the Fund. Gains in Euro trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.


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

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                                     THE SECTOR STRATEGY FUND/SM/ V L.P.




                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                               (General Partner)



Date: August 10, 1999                 By /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director

Date: August 10, 1999                 By /s/ MICHAEL L. PUNGELLO
                                        ------------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer