Form 10-Q
period 1999-09-30
SECTOR STRATEGY FUND V LP
filed 1999-11-12
CIK 890015

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999                    OR
                                ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-21112

                      THE SECTOR STRATEGY FUND(SM) V L.P.
                      -----------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                       13-3674792
-------------------------------                --------------------------------
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

                                 609-282-6996
                  -------------------------------------------
             (Registrant's telephone number, including area code)

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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------   ------------
ASSETS
------
Investment                                          $   8,242,288   $  9,750,926
Receivable from investment                                289,828        135,471
                                                    -------------   ------------

          TOTAL                                     $   8,532,116   $  9,886,397
                                                    =============   ============

LIABILITY AND PARTNERS' CAPITAL
-------------------------------
  Liability-Redemptions payable                     $     289,828   $    135,471

PARTNERS' CAPITAL:
  General Partner (876 and 876 Units)                     115,391        117,488
  Limited Partners (61,691 and 71,822 Units)            8,126,897      9,633,438
                                                    -------------   ------------

     Total partners' capital                            8,242,288      9,750,926
                                                    -------------   ------------

          TOTAL                                     $   8,532,116   $  9,886,397
                                                    =============   ============

NET ASSET VALUE PER UNIT

     (Based on 62,567 and 72,698 Units outstanding) $      131.74   $     134.13
                                                    =============   ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                        For the three    For the three     For the nine     For the nine
                                         months ended     months ended     months ended     months ended
                                        September 30,    September 30,     September 30,    September 30,
                                            1999             1998              1999             1998
                                        -------------    -------------     -------------    -------------
REVENUES:
  Trading profits (loss):
    Realized                            $          -     $    (29,799)     $          -     $    (70,297)
    Change in unrealized                           -           29,799                 -          (17,058)
                                        ------------     ------------      ------------     ------------
       Total trading results                       -                -                 -          (87,355)
                                        ------------     ------------      ------------     ------------

  Interest income                                  -             (108)                -           69,400
  Income (loss) from investment             (167,770)         771,775          (157,441)         176,948
                                        ------------     ------------      ------------     ------------
       Total revenues                       (167,770)         771,667          (157,441)         158,993
                                        ------------     ------------      ------------     ------------

EXPENSES:
  Profit Shares                                    -                -                                 73
  Brokerage commissions                            -                -                            115,706
  Administrative fees                              -                -                 -            3,308
                                        ------------     ------------      ------------     ------------
       Total expenses                   $          -                -                 -          119,087
                                        ------------     ------------      ------------     ------------
NET INCOME (LOSS)                       $   (167,770)    $    771,667      $   (157,441)    $     39,906
                                        ============     ============      ============     ============

NET INCOME PER UNIT:
  Weighted average number of units
    outstanding                               65,937           79,325            68,790           84,945
                                        ============     ============      ============     ============

  Weighted average net income (loss)
    per Limited Partner
    and General Partner Unit            $      (2.54)    $       9.73      $      (2.28)    $       0.47
                                        ============     ============      ============     ============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) V L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------


                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                            Units          Limited Partners        General Partner            Total
                                        ---------------   ------------------     -------------------     ---------------
PARTNERS' CAPITAL,
  December 31, 1997                            92,357         $ 11,815,401            $  395,313           $ 12,210,714

Redemptions                                   (15,474)          (1,691,076)             (265,322)            (1,956,398)

Net Income (Loss)                                   -               55,963               (16,057)                39,906
                                        -------------     ----------------       ---------------         --------------
PARTNERS' CAPITAL,
  September 30, 1998                           76,883         $ 10,180,288            $  113,934           $ 10,294,222
                                        =============     ================       ===============         ==============

PARTNERS' CAPITAL,
  December 31, 1998                            72,698         $  9,633,438            $  117,488           $  9,750,926

Redemptions                                   (10,131)          (1,351,197)                    -             (1,351,197)

Net Income (Loss)                                   -             (155,344)               (2,097)              (157,441)
                                        -------------     ----------------       ---------------         --------------
PARTNERS' CAPITAL,
  September 30, 1999                           62,567         $  8,126,897            $  115,391           $  8,242,288
                                        =============     ================       ===============         ==============

See notes to financial statements.

                        SECTOR STRATEGY FUND(SM) V L.P.
                       (A Delaware Limited Partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of THE SECTOR Strategy Fund(SM) V L.P. (the "Partnership" or the "Fund") as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 the "Annual Report").

2.   INVESTMENTS

     As of September 30, 1999 and December 31, 1998, the Partnership had an investment in the MM LLC of $8,242,288 and $9,750,926, respectively.

     Total revenues and fees with respect to the Fund's investments are set forth as follows:

For the three months              Total             Brokerage         Administrative          Profit           Income (Loss) from
ended September 30, 1999         Revenue            Commission            Fees                Shares              Investments
                              --------------      --------------      --------------      --------------      -------------------
MM LLC                        $       29,674      $      194,365      $        5,553      $       (2,474)     $          (167,770)
                              ==============      ==============      ==============      ==============      ===================

For the three months              Total             Brokerage         Administrative          Profit              Income from
ended September 30, 1998         Revenue            Commission            Fees                Shares              Investments
                              --------------      --------------      --------------      --------------      -------------------

MM LLC                        $    1,188,271      $      228,783      $        6,536      $      181,177      $           771,775
                              ==============      ==============      ==============      ==============      ===================

For the nine months               Total             Brokerage         Administrative          Profit           Income (Loss) from
ended September 30, 1999         Revenue            Commission            Fees                Shares              Investments
                              --------------      --------------      --------------      --------------      -------------------

MM LLC                        $      499,335      $      609,602      $       17,417      $       29,757      $          (157,441)
                              ==============      ==============      ==============      ==============      ===================

For the nine months               Total             Brokerage         Administrative          Profit           Income (Loss) from
ended September 30, 1998         Revenue            Commissions           Fees                Shares              Investments
                              --------------      --------------      --------------      --------------      -------------------

JWH LLC                       $     (545,696)     $      173,031      $        4,943      $            -      $          (723,670)
MM LLC                             1,295,542             302,668               8,647             203,151                  781,076
SJO LLC                              264,273             126,224               3,607              14,900                  119,542
                              --------------      --------------      --------------      --------------      -------------------
Total                         $    1,014,119      $      601,923      $       17,197      $      218,051      $           176,948
                              ==============      ==============      ==============      ==============      ===================

During the second quarter of 1998, the Partnership withdrew its investment in JWH LLC and SJO LLC.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                  MM LLC
                                  ------

                       September 30, 1999        December 31, 1998
                     ---------------------    ----------------------
Assets                $        104,792,599     $         125,332,558
                     =====================    ======================

Liabilities           $          2,593,473     $           4,949,082
Members' Capital               102,199,126               120,383,476
                     ---------------------    ----------------------
Total                 $        104,792,599     $         125,332,558
                     =====================    ======================

                                       MM LLC
                                       ------

                      For the three months     For the three months      For the nine months       For the nine months
                      ended September 30,       ended September 30,      ended September 30,       ended September 30,
                              1999                     1998                     1999                      1998
                     ---------------------    ----------------------   ----------------------    ----------------------
Revenues              $            356,464     $          14,430,272    $           6,112,547     $          15,738,047

Expenses                         2,331,302                 5,049,934                7,824,068                 6,237,337
                     ---------------------    ----------------------   ----------------------    ----------------------
Net Income            $         (1,974,838)    $           9,380,338    $          (1,711,521)    $           9,500,710
                     =====================    ======================   ======================    ======================

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

Market Risk
-----------

Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs and MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held directly by the Partnership or indirectly through the Trading LLCs and MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, adjusting the percentage of the Partnership's, the Trading LLC's or MM LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts, Trading LLC accounts or MM LLC accounts as of the close of business on each day and reviewing positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Credit Risk
-----------

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.
The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Statements of Financial Condition, or with respect to the Partnership's assets invested in Trading LLCs and in MM LLC, the net unrealized profit included in the respective statements of Financial Condition of the Trading LLCs and MM LLC.

The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MONTH-END NET ASSET VALUE PER UNIT

     -------------------------------------------------------------------------------------------
               Jan.      Feb.     Mar.     Apr.     May.     Jun.     Jul.     Aug.     Sep.
     -------------------------------------------------------------------------------------------
     1998      $130.73   $129.48  $128.35  $121.27  $124.04  $124.13  $132.18  $126.72  $129.82
     -------------------------------------------------------------------------------------------
     1999       132.43   $134.02  $133.42  $123.53  $122.56  $134.32  $134.59  $133.68  $131.74
     -------------------------------------------------------------------------------------------

Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

July 1, 1999 to September 30, 1999

The Fund profited in the energy sector with long positions in light crude oil resulting in strong gains. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs. Short positions in natural gas trading were unprofitable as high levels of energy consumption and weather scares throughout the country early in the quarter added to the bullish tone for the market. However, these losses were not substantial enough to affect the profitability of the sector overall for the quarter.

Trading in the metals markets was also profitable as positions in nickel, gold and aluminum all resulted in gains. Collectively, the base metals sector was a strong performer this quarter. A major statement from the President of the European Central Bank was beneficial for long gold positions as it sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. The Fund's long positions in aluminum trading were also profitable. Despite a 5-year low in early March, aluminum prices have gained nearly 25 percent this year. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this.

Interest rate trading was unprofitable for the third quarter as losses were sustained in Eurodollar, Japanese 10 year government bonds and Eurobund futures trading. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the US Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Fund suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking the post-October 1998 highs, the Fund suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P, FTSE-Financial Times Stock Index, and the DAX German Stock Index resulting in losses for the sector overall.

Currency trading resulted in minimal losses for the quarter as profitable positions in the Japanese yen were offset by losses in Euro currency and Swiss franc trading. Long yen positions resulted in strong gains as the Bank of Japan refused to ease monetary policy and investors added to their yen exposure, which reached a two-year high during the quarter. The most positive sign in Japan was that, for the second quarter in a row, domestic consumption exceeded that of the year ago quarter. Losses were sustained in Euro currency trading as it continued to trade in the same choppy pattern that has been evident for the past few quarters.

The Fund also was unprofitable in the agricultural markets as losses were sustained in the hog, coffee and soymeal markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, short positions in soymeal proved unprofitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.


YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative was approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

               (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the first nine months of fiscal 1999.

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




                                     THE SECTOR STRATEGY FUND(SM) V L.P.




                                     By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)


Date: November 12, 1999                 By /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director

Date: November 12, 1999                 By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer