Form 10-K405
period 1999-12-31
SECTOR STRATEGY FUND V LP
filed 2000-03-30
CIK 890015

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1999
                                      or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934


                       Commission file number:  0-21112

                     THE SECTOR STRATEGY FUND (SM) V L.P.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                13-3674792
     -------------------------------              -----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                     800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey 08536
                         ----------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership
                                                             -------------------
                                                             Units
                                                             -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes   X      No _____
                                                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership: as of February 1, 2000, limited partnership units with an aggregate value of $7,450,739 were outstanding and held by non-affiliates.

                      Documents Incorporated by Reference

The registrant's "1999 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1999, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                     THE SECTOR STRATEGY FUND (SM) V L.P.

                      ANNUAL REPORT FOR 1999 ON FORM 10-K


                               Table of Contents
                               -----------------

                                                       PART I                                                  PAGE
                                                       ------                                                  ----
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     6

Item 3.       Legal Proceedings.............................................................................     7

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     7


                                                      PART II
                                                      -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     7

Item 6.       Selected Financial Data.......................................................................     8

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    10

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    15

Item 8.       Financial Statements and Supplementary Data...................................................    15

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    15



                                                      PART III
                                                      --------

Item 10.      Directors and Executive Officers of the Registrant............................................    16

Item 11.      Executive Compensation........................................................................    18

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    18

Item 13.      Certain Relationships and Related Transactions................................................    19


                                                      PART IV
                                                      -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    20

                                    PART I

Item 1:  Business
         --------

         (a)      General Development of Business:
                  -------------------------------

                  The SECTOR Strategy Fund (SM) V L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on July 16, 1992 and began trading operations on January 4, 1993. The Partnership made a single offering of its units of limited partnership interest ("Units"). Units may be redeemed as of the end of each calendar month. The Partnership engages (currently, through an investment in a limited liability company (see below)) in the speculative trading of a portfolio of futures, options on futures, forwards and options on forward contracts and related options in the currencies, interest rates, stock index, metals, agricultural and energy sectors of the world commodity markets. The Partnership's objective is achieving, through speculative trading, substantial capital appreciation over time, while also assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

                  Merrill Lynch Investment Partners Inc. ("MLIP") is the general partner of the Partnership and selects and allocates the Partnership's assets (through the Partnership's investment in ML Multi-Manager Portfolio LLC ("MM LLC"), among professional advisors ("Advisors"), each unaffiliated with MLIP and each of which trades independently of the others. The Partnership and MM LLC are referred to throughout this document, either individually and/or collectively, as the "Fund". MLIP also determines what percentage of the Partnership's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. ("MLF") is the Fund's commodity broker. A portion of the Funds's assets is held by a commodity broker, other than MLF, to facilitate the trading of a certain independent advisor. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). MLF is an indirect wholly-owned subsidiary of ML&Co (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch").

                  Prior to October 1, 1996, the Partnership placed assets with the Advisors by opening individual managed accounts with them. For the period from October 1, 1996 to May 31, 1998, the Partnership placed assets with certain of the Advisors through investing in private funds ("Trading LLCs") sponsored by MLIP, through which the trading accounts of different MLIP-sponsored funds managed by the same Advisor pursuant to the same strategy were consolidated. The only members of the Trading LLCs were commodity pools sponsored by MLIP. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account had no economic effect on the Partnership, except to the extent that the Partnership benefited from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole). As of June 1, 1998, MLIP consolidated the trading accounts of nine of its multi-advisor funds (the "Multi-Advisor Funds"), including the Fund. The consolidation was achieved by having these Multi-Advisor Funds invest in a single Delaware limited liability company, MM LLC, which opened a single account with each Advisor selected. MM LLC is managed by MLIP, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership. The administrative authority over the Partnership, as well as MM LLC, remains with MLIP. The following disclosures relate to the operation of the Partnership through its investment in MM LLC.

                   In addition to its investments in MMLLC, the Partnership maintains a cash account. From time to time, MLIP allocates and reallocates Partnership assets among its investment in MM LLC and cash accounts in an attempt to increase profit potential while limiting the downside risks associated with futures and forward trading (in order to prevent ML&Co. from incurring any obligations under its guarantee of a minimum Net Asset Value per Unit, as described below). Initially, MLIP allocated approximately 30% of the Partnership's assets to cash and approximately 70% to trading. As of December 31, 1999, 100% was invested in MM LLC.

                  As of December 31, 1999, the Partnership's capitalization was $7,807,992, and the Net Asset Value of a Unit sold as of January 4, 1993 for $100 was $132.57.

                  ML&Co. guarantees that the Net Asset Value per Unit will equal at least $106.06 as of December 31, 2001 (the "Principal Assurance Date"). The initial Principal Assurance Date was set at approximately five years after trading commenced. Effective January 1, 2000 the Fund restarted its trading program for a new Time Horizon of two years' duration. This guarantee does not prevent substantial investor losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until the Principal Assurance Date can incur. MLIP will manage the percentage of assets allocated to trading so as to minimize the likelihood that payments will be required to be made by ML&Co. pursuant to the guarantee. As a result, the assets allocated to trading may be reduced or eliminated if the present value of the guaranteed payments ($100 principal and all remaining annual fixed-rate dividends) approaches the current value of the assets in the Fund. If the spread between such present and current values widens, the assets allocated to trading will increase. The determination of the percentage of assets allocated to trading is affected by the performance of the Fund, the level of interest rates used in determining the present value and the time remaining to the Principal Assurance Date.

                  Through December 31, 1999, the net gain in the Net Asset Value per Unit was 32.57%. Through December 31, 1999, the highest month-end Net Asset Value per Unit was $134.88 (April 30, 1999) and the lowest $98.60 (January
31, 1993).

          (b)     Financial Information about Segments:
                  ------------------------------------

                  The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

         (c)      Narrative Description of Business:
                  ---------------------------------

                  General

                  The Fund trades in futures, options on futures, forwards and options on forward contracts in major sectors of the world economy, with the objective of achieving capital appreciation over time, while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

                  MLIP is the Partnership's trading manager, with responsibility for selecting Advisors to manage MM LLC's assets, allocating and reallocating MM LLC assets among different Advisors and determining the percentage of the Partnership's assets to be invested in MM LLC from time to time.

                  Although considered as a whole, the Fund trades in a diversified range of international markets. Certain of the Advisors, considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolio varies substantially over time.

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

                  ML&Co.'s "Principal Protection" Undertaking to the Fund

                  ML&Co., the parent company of the Merrill Lynch organization, which includes MLIP and MLF, has agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjustment for all liabilities to third parties, that the Net Asset Value per Unit will be no less than $106.06 as of the Principal Assurance Date (December 31, 2001). This guarantee, which is effective only as of the Principal Assurance Date, is a guarantee only of the minimum assured Net Asset Value (plus distributions, if any), not against the loss of the time value of such investment or a guarantee of profit. This guarantee is a general, unsecured obligation of ML&Co.

                  Operation of the Partnership after the Third Principal Assurance Date

                  When the Fund reached its first Principal Assurance Date, MLIP "restarted" the Fund's trading program and the ML&Co. guarantee for a two-year period ending December 31, 1999. MLIP has restarted the Fund's trading program for a third principal assurance date for a two-year period ending December 31, 2001 with a minimum assured NAV of $106.06. MLIP may determine to dissolve the Partnership as of the Principal Assurance Date, to extend the ML&Co. guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit guaranteed by ML&Co.) or to continue to operate the Fund without a "principal protection" feature. All investors will be given notice by no later than 45 days prior to the Principal Assurance Date as to what the operation of the Fund (if any) will be after the Principal Assurance Date.

                  Use of Proceeds and Interest Income

                  Market Sectors. The Fund trades in a diversified group of
                  --------------
markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

                  Market Types. The Fund trades a variety of United States
                  ------------
and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

                   Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.

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

                  Interest paid by Merrill Lynch on the Fund's U.S. Dollar and
                  ------------------------------------------------------------
Non U.S. Dollar Assets.  A majority of the Fund's U.S. dollar assets are
----------------------
maintained at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Fund, from possession of such assets.

                  Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar-denominated positions.

                             ____________________

          Charges

            The following table summarizes the charges incurred by the Fund during 1999, 1998, and 1997.

                                   1999                   1998                   1997
                              -------------------------------------------------------------------
                                     % of Average            % of Average            % of Average
                            Dollar    Month End      Dollar   Month End      Dollar   Month End
               Cost         Amount    Net Assets     Amount   Net Assets     Amount   Net Assets
          ---------------------------------------------------------------------------------------
          Brokerage
          Commissions            -          0.00%  $115,706         1.10%  $348,042         2.69%
          Administrative
          Fees                   -          0.00%     3,306         0.03%     9,839         0.08%
          Profit Shares          -          0.00%        74         0.00%     9,118         0.07%
                            ---------------------  ----------------------  ----------------------
          Total                  -          0.00%  $119,086         1.13%  $366,999         2.84%
                            =====================  ======================  ======================

                             ____________________

                  Subsequent to October 1, 1996, Brokerage Commissions, Administrative Fees and Profit Shares are not representative of the actual amounts paid by the Fund, because the Fund paid the bulk of these fees as an investor in the Trading LLCs or MM LLC. See "Description of Current Charges." During 1999, the Fund had 100% of its assets invested in MM LLC.

                  The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets in offset accounts.

                  The Fund's average month-end Net Assets during 1999, 1998 and 1997 equaled $8,845,138, $10,524,883 and $12,922,688; respectively.

                   Subsequent to October 1, 1996, interest income does not represent the actual amounts received by the Fund since the bulk of the interest was received by the Fund as an investor in the Trading LLCs or MM LLC. During 1999, the Fund had invested 100% of its assets in MM LLC.

                   During 1998 and 1997, the Fund earned $69,400 and $292,197 in interest income, or approximately 0.66% and 2.26% of the Fund's average month-end Net Assets.

                  The variations in charges are primarily due to placing assets in Trading LLCs and MM LLC (See Item 7).


                        Description of Current Charges

Recipient        Nature of Payment      Amount of Payment
---------        -----------------      -----------------

MLF              Brokerage Commissions  A flat-rate monthly commission of 0.7291 of 1% (an 8.75% annual rate) of the
                                        Fund's month-end assets committed to
                                        trading. As of December 31, 1999
                                        approximately 100% of the Fund's assets
                                        were allocated to trading in MM LLC.

                                        During 1999, the Fund paid round-turn
                                        commissions through its investment in
                                        MM LLC.

                                        During 1998 and 1997, the round-turn
                                        (each purchase and sale or sale and
                                        purchase of a single futures contract)
                                        equivalent rate of the Fund's flat-rate
                                        Brokerage Commissions was approximately
                                        $126 and $136, respectively.

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

MLIB; Other      Bid-ask spreads        Bid-ask spreads on forward and related
Counterparties                          trades.

Advisors            Profit Shares       All Advisors can receive quarterly or
                                        annually Profit Shares ranging from 15%
                                        to 25% (depending on the Advisor) of any New Trading Profit achieved by their Fund account. Profit Shares are also paid upon redemption of Units and upon the net reallocation of assets away from an Advisor. New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Fund. The Fund may pay substantial Profit Shares during periods when they are incurring significant overall losses.

Advisors            Consulting Fees     MLF pays the Advisors annual Consulting
                                        Fees ranging up to 1.75% of the
                                        Partnership's average month-end assets
                                        allocated to them for management, after
                                        reduction for a portion of the brokerage commissions.

MLF;                Extraordinary       Actual costs incurred; none paid to
  Others            expenses            date, and expected to be negligible.


                  Regulation

                  MLIP, the Advisors and MLF are each subject to regulation by Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

                  (i) through (xii)-- not applicable.

                  (xiii)  The Partnership has no employees.

          (d)     Financial Information about Geographic Areas:
                  --------------------------------------------

                  The Fund trades on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 2:  Properties
         ----------

                  The Partnership does not use any physical properties in the conduct of its business.

                  The Partnership's only place of business is the place of business of MLIP, (Merrill Lynch Investment Partners, Inc., Princeton Corporate Campus, 800 Scudders Mill Road Section 2G, Plainsboro, New Jersey 08536.) MLIP performs all administrative services for the Partnership from MLIP's offices.

Item 3:  Legal Proceedings
         -----------------

                  ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Fund.

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

         (b)      Holders:
                  -------

                  As of December 31, 1999, there were 427 holders of Units, including MLIP.

         (c)      Dividends:
                  ---------

                  The Partnership has made no distributions, nor does MLIP presently intend to make any distributions in the future.

Item 5(b)

                  Not applicable.

Item 6:  Selected Financial Data
         -----------------------

The following selected financial data has been derived from the audited financial statements of the Partnership:

                             For the Year   For the Year   For the Year   For the Year   For the Year
                                 Ended          Ended          Ended          Ended          Ended
                             December 31,   December 31,   December 31,   December 31,   December 31,
Statement of Operations          1999           1998           1997           1996           1995
-----------------------------------------------------------------------------------------------------
Revenues:

Trading (Loss) Profit
   Realized (Loss) Gain      $        -     $  (70,297)   $   368,946    $ 1,264,013   $ 5,460,869
   Change in Unrealized Loss          -        (17,058)       (39,093)    (1,945,383)     (152,635)
                             ------------------------------------------------------------------------
   Total Trading Results              -        (87,355)       329,853       (681,370)    5,308,234
                             ------------------------------------------------------------------------

Interest Income                       -         69,400        292,197        782,522     1,600,013
                            -------------------------------------------------------------------------
   Total Revenues                     -        (17,955)       622,050        101,152     6,908,247
                            -------------------------------------------------------------------------

Expenses:
   Brokerage Commissions              -        115,706        348,042      1,198,690     2,378,476
   Administrative Fees                -          3,306          9,839         30,735             -
   Profit Shares                      -             74          9,118         50,339       524,877
                            -------------------------------------------------------------------------
   Total Expenses                     -        119,086        366,999      1,279,764     2,903,353
                            -------------------------------------------------------------------------
Income from Investments        (109,067)       193,066      1,114,196        708,715             -
                            -------------------------------------------------------------------------
Net Income (Loss)            $ (109,067)    $   56,025    $ 1,369,247    $  (469,897)  $ 4,004,894
                            =========================================================================

                               December 31,   December 31,   December 31,   December 31,   December 31,
Balance Sheet Data                1999           1998           1997           1996           1995
-------------------------------------------------------------------------------------------------------
Fund Net Asset Value         $7,807,992       $9,750,926     $12,210,714    $14,034,296   $26,056,054
Net Asset Value per Unit     $   132.57       $   134.13     $    132.21    $    119.09   $    115.50
                            ---------------------------------------------------------------------------


         The variations in income statement line items are primarily due to investing in Trading LLCs and in MM LLC (See Item 7).


                                             MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------------------------------------------------------------
         Jan.      Feb.      Mar.      Apr.      May       June      July      Aug.     Sept.      Oct.      Nov.      Dec.
----------------------------------------------------------------------------------------------------------------------------
1995    $ 99.58  $103.91   $107.84   $109.57   $113.00   $110.57   $106.99   $105.71   $104.67   $104.05   $107.30   $115.50
----------------------------------------------------------------------------------------------------------------------------
1996    $115.53  $106.85   $105.04   $107.19   $104.38   $103.82   $104.12   $105.68   $109.65   $115.91   $122.45   $119.09
----------------------------------------------------------------------------------------------------------------------------
1997    $122.53  $124.41   $124.03   $120.91   $119.51   $120.99   $132.18   $126.72   $129.82   $128.17   $129.08   $132.21
----------------------------------------------------------------------------------------------------------------------------
1998    $130.73  $129.48   $128.35   $121.27   $124.04   $124.13   $124.30   $131.09   $133.89   $133.48   $133.60   $134.13
----------------------------------------------------------------------------------------------------------------------------
1999    $132.43  $134.02   $133.42   $134.88   $133.82   $134.32   $134.59   $133.68   $131.74   $128.13   $131.57   $132.57
----------------------------------------------------------------------------------------------------------------------------

         Pursuant to CFTC policy, monthly performance is presented from January 1, 1995 even though Units were outstanding prior to such date.

                     THE SECTOR STRATEGY FUND (SM) V L.P.
                               December 31, 1999

  Type of Pool: Selected-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                     Inception of Trading: January 4, 1993
                     Aggregate Subscriptions: $137,500,000
                      Current Capitalization: $7,807,992
                  Worst Monthly Drawdown/(2)/: (7.51)% (2/96)
           Worst Peak-to-Valley Drawdown/(3)/: (10.14)% (2/96-6/96)

                                 -------------

             Net Asset Value per Unit, December 31, 1999: $132.57

        ----------------------------------------------------------------------------------------------
                                        Monthy Rates of Return/(4)/
        ----------------------------------------------------------------------------------------------
          Month                     1999           1998          1997            1996           1995
        ----------------------------------------------------------------------------------------------
          January                  (1.26)%        (1.12)%        2.89%           0.03%         (1.52)%
        ----------------------------------------------------------------------------------------------
          February                  1.20          (0.96)         1.53           (7.51)          4.35
        ----------------------------------------------------------------------------------------------
          March                    (0.45)         (0.88)        (0.31)          (1.70)          3.79
        ----------------------------------------------------------------------------------------------
          April                     1.09          (5.52)        (2.52)           2.05           1.61
        ----------------------------------------------------------------------------------------------
          May                      (0.79)          2.28         (1.16)          (2.62)          3.12
        ----------------------------------------------------------------------------------------------
          June                      0.37           0.07          1.24           (0.54)         (2.14)
        ----------------------------------------------------------------------------------------------
          July                      0.20           0.14          9.25            0.28          (3.24)
        ----------------------------------------------------------------------------------------------
          August                   (0.68)          5.46         (4.13)           1.50          (1.20)
        ----------------------------------------------------------------------------------------------
          September                (1.46)          2.14          2.45            3.76          (0.99)
        ----------------------------------------------------------------------------------------------
          October                  (2.73)         (0.31)        (1.27)           5.71          (0.59)
        ----------------------------------------------------------------------------------------------
          November                  2.69           0.09          0.71            5.64           3.12
        ----------------------------------------------------------------------------------------------
          December                  0.75           0.40          2.42           (2.74)          7.64
        ----------------------------------------------------------------------------------------------
          Compound Annual
          Rate of Return           (1.17)          1.43%        11.00%           3.11%         14.22%
        ----------------------------------------------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

               The performance of the Fund is also materially affected by the percentage of its assets allocated to trading. The greater the percentage of the Fund's assets allocated to trading, the greater its profit potential, risk and performance volatility

          1999

               During 1999, all of the Fund's assets were invested in MM LLC. The Fund received trading profits as an investor in MM LLC. The following commentary for 1999 describes the trading results for MM LLC during the year.

               The Fund finished 1999 with gains in energy, stock index and agricultural trading and losses in currency, interest rate and metal trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

               Overall, the Fund profited from trading in crude oil, heating oil, and unleaded gas in 1999. Positions in crude oil offset losses from short positions in natural gas and gas oil trading. In March, OPEC ratified new production cuts totalling 1.716 million barrels per day at its conference, which resulted in higher prices for crude. In the natural gas markets, prices rallied sharply resulting from a decline in U.S. natural gas production, along with high levels of energy consumption and weather scares throughout the country. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and a new, higher OPEC-induced target price.

               Stock index trading was profitable for the first half of 1999. The Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index, and equity markets rallied worldwide in April and June. In the second half of the year, the Fund suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in Hang Seng, Nikkei 225 and Topix Indices which resulted in gains during November and December. Such activity depicted evidence of Japan's stronger-than-expected recovery coupled with a sudden decline in its unemployment rate.

               In agricultural trading, gains in live hogs and live cattle offset losses in corn positions. Initially, the corn market continued to struggle due to supply/demand imbalances and ongoing favorable weather in South America. These factors also led to an increase in prices as there was a sharp decline in crop ratings during the second half of the year. There was also a sharp upturn in soy prices, and losses in coffee trading became evident due to cold temperature and lack of rainfall in Brazil.

               Currency trading produced losses for the Fund throughout the year. Long Japanese yen positions resulted in losses despite the yen trading higher against the dollar. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar. The Canadian dollar also underwent similar fluctuations throughout the year.

               Interest rate trading was also volatile as the flight to quality in the bond market reversed during the first half of 1999 and the Federal Reserve raised interest rates three times during the year. Early in the year, interest rate trading proved unprofitable for the fund, which was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of futures issues, leaving the burden of financing future budget deficits to the private sector. Interest rate trading did gain strength at mid-year as the flight to quality in the bond market reversed and concerns about higher interest rates in the U.S. continued to rattle the financial markets. During the third quarter, Eurodollar trading generated losses amidst speculation of the probability of a tightening by the U.S. Federal Reserve, which became evident with the higher interest rates in their November 16 meeting due to concerns of inflation. In December, the yield on the 30-year Treasury bond recently surpassed its October high propelled by inflation worries and fears the Federal Reserve might tighten further in 2000.

               Metals trading was mixed for the year as gold played a major part in the volatility of the metals market. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Unfortunately, the Fund held short positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.



          1998

                                                     Total Trading
                                                        Results
     Interest Rates and Stock Indices              $   162,415
     Commodities                                       (73,623)
     Currencies                                        (75,241)
     Energy                                            (48,558)
     Metals                                            (52,348)
                                                   ------------
                                                   $   (87,355)
                                                   ============

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

          1997

                                                       Total Trading
                                                          Results
          Interest Rates and Stock Indices          $      (92,197)
          Commodities                                      164,054
          Currencies                                       342,016
          Energy                                           (64,047)
          Metals                                           (19,973)
                                                    ---------------
                                                    $      329,853
                                                    ===============

               Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Advisors to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

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


Year 2000 Compliance Initiative

                  In 1999, Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems.

                  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative to address the internal and external risks associated with the Y2K issue. The initiative consisted of six phases, completed by the millennium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

                  Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch attributable to the Y2K issue. Similarly we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch or in Merrill Lynch's capacity to transact business with others. Merrill Lynch continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K issue.

                  As of December 31, 1999, the total estimated expenditures of existing and incremental resources for the entire Year 2000 Compliance Initiative was approximately $510 million, including $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. At December 31, 1999, of the total estimated expenditures, approximately $12 million, relating to continued testing, contingency planning, risk management, and the wind down of the efforts, had not yet been spent.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          Not Applicable.

Item 8:   Financial Statements and Supplementary Data
          -------------------------------------------

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

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

John R. Frawley, Jr.     Chairman, Chief Executive Officer,
                         President and Director

Jeffrey F. Chandor       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

Michael L. Pungello      Vice President, Chief Financial Office and Treasurer

Allen N. Jones           Director

Stephen G. Bodurtha      Director

Michael J. Perini        Director

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

               Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello became Vice President, Chief Financial Officer and Treasurer of
MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

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

               Michael J. Perini was born in 1947. Effective May 11, 1999,
Mr. Perini became a Director of MLIP. Since February 1998, Mr. Perini has been First Vice President and Senior Director of the Defined and Managed Funds Group, which includes Defined Asset Funds, Special Investments and MLIP. This is part of the Investment Strategy Product Group of Merrill Lynch Private Client. Previously Michael Perini was Director of Defined Asset Funds and has held various management positions since he joined Merrill Lynch in 1970. Mr. Perini attended St. John's University and New York University as well as the Stanford University Marketing Management Program. He was elected to the Board of Governors of the Investment Company Institute in Washington, D.C., and is Chairman of the Unit Investment Trust Committee of the Institute.

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

               As of December 31, 1999, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $155,981.

               MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

         (c)      Identification of Certain Significant Employees:
                  ------------------------------------------------

                  None.

         (d)      Family Relationships:
                  ---------------------

                  None.

         (e)      Business Experience:
                  --------------------

               See Item 10(a)(b) above.

          (f)  Involvement in Certain Legal Proceedings:
               ----------------------------------------

               None.

          (g)  Promoters and Control Persons:
               -----------------------------

               Not applicable.

Item 11:  Executive Compensation
          ----------------------

               The directors and officers of MLIP are remunerated by MLIP. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding the Fund's dollar assets. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIP.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners:
               -----------------------------------------------

                                                               Amount of Nature of
Title of Class    Name of Beneficial Owner                    Beneficial Ownership               Percent of Class
--------------    ------------------------                    --------------------               ----------------
Limited           City of Milford                                10,000                             16.98%
Partnership       Municipal Employee Pension Fund
Units             70 West River Road
                  Milford, CT  06460

          (b)  Security Ownership of Management:
               --------------------------------

               As of December 31, 1999, MLIP owned 1,176 Units (unit-equivalent general partnership interests), which was less than 2.00% of the total Units outstanding.

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

          (b)  Certain Business Relationships:
               ------------------------------

               MLF, an affiliate of MLIP, acts as the principal commodity broker for the Partnership.

               In 1999, the Fund expensed the following fees: (i) Brokerage Commissions of $786,236 to MLF, which included $98,435 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $22,464 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

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

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)1. Financial Statements (found in Exhibit 13.01):                                  Page
                ---------------------------------------------                                   ----
                Independent Auditors' Report                                                      1

                Statements of Financial Condition as of December 31, 1999 and 1998                2

                For the years ended December 31, 1999, 1998 and 1997:
                           Statements of Operations                                               3
                           Statements of Changes in Partners' Capital                             4

                Notes to Financial Statements                                                  5-11

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

          (a)3. Exhibits:
                --------

                The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation              Description
-----------              -----------

3.01(i) Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.01(i):         Is incorporated herein by reference from Exhibit
---------------
                         3.02(a) contained in the Registrant's report on Form 10-Q for the Quarter ended June 30, 1995.

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

10.01 Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and each Trading Advisor.

Exhibit 10.01:           Is incorporated by reference from Exhibit 10.01(o)
-------------
                         contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between each Trading Advisor of the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:           Is incorporated herein by reference from Exhibit
-------------
                         10.02(a) contained in the Registrant's Registration Statement.

10.03 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03:           Is incorporated herein by reference from Exhibit 10.03
-------------
                         contained in the Registrant's Registration Statement.

10.05                    ML&Co., Inc. Guarantee.

Exhibit 10.05:           Is incorporated herein by reference from Exhibit 10.05
-------------
                         contained in the Registrant's Registration Statement.

10.07(i) Foreign Exchange Desk Service Agreement, Merrill Lynch Investment Partners Inc., each advisor, Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.07(i):        Is incorporated herein by reference from Exhibit
----------------
                         10.07(i) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(ii)                Form of Advisory and Consulting Agreement Amendment
                         among Merrill Lynch Investment Partners Inc., each
                         Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.07(ii):       Is incorporated herein by reference from Exhibit
-----------------
                         10.07(ii) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(iii)               Form of Amendment to the Customer Agreement among the
                         Partnership and MLF.

Exhibit 10.07(iii):      Is incorporated herein by reference from Exhibit
------------------
                         10.07(iii) contained in the Registrant's report on Form
                         10-K for the year ended December 31, 1996.

13.01                    1999 Annual Report and Independent Auditors' Report.

Exhibit 13.01:           Is filed herewith.
-------------

13.01(a) 1999 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by Merrill Lynch Investment Partners Inc.:
                         ML Multi-Manager Portfolio LLC

Exhibit 13.01(a): Is incorporated herein by reference from Form 10-K (fiscal year ended December 31, 1999) Commission File number 0-18702 for The S.E.C.T.O.R. Fund (SM) L.P. (Registration Statement File No. 33-34432 filed on May 25, 1990 under the Securities Act of 1933).

28.01                    Prospectus of the Partnership dated October 19, 1992.

Exhibit 28.01:           Is incorporated by reference as filed with the
-------------
                         Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933 on October 19, 1992.

          (b)  Report on Form 8-K:
               ------------------

               No reports on Form 8-K were filed during the fourth quarter of 1999.

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

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                           Title                                                        Date
---------                           -----                                                        ----
/s/ John R. Frawley, Jr.            Chairman, Chief Executive Officer, President and Director    March 30, 2000
-------------------------------
John R. Frawley, Jr.                (Principal Executive Officer)

/s/ Michael L. Pungello             Vice President, Chief Financial Officer and Treasurer        March 30, 2000
-------------------------------
Michael L. Pungello                 (Principal Financial and Accounting Officer)

/s/ Jeffrey F. Chandor              Senior Vice President, Director of Sales,                    March 30, 2000
-------------------------------
Jeffrey F. Chandor                  Marketing and Research and Director

/s/ Michael J. Perini               Director                                                     March 30, 2000
-------------------------------
Michael J. Perini

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT        General Partner of Registrant     March 30, 2000
 PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ------------------------
    John R. Frawley, Jr.

                     THE SECTOR STRATEGY FUND (SM) V L.P.

                                1999 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                    Exhibit
                    -------

Exhibit 13.01       1999 Annual Report and Independent Auditors' Report