Form 10-Q
period 2001-06-30
SECTOR STRATEGY FUND V LP
filed 2001-08-13
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2001

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-21112

                        THE SECTOR STRATEGY FUND(SM) V L.P.
                       ------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

         DELAWARE                                          13-3674792
-------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                       c/o MLIM Alternative Strategies LLC
                (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Secton 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
               ---------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THE SECTOR STRATEGY FUND(SM) V L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                            JUNE 30,            DECEMBER 31,
                                                                              2001                  2000
                                                                           (unaudited)
                                                                        ------------------   -------------------
ASSETS
Investment in MM LLC                                                          $ 6,340,536           $ 6,675,330
Receivable from investment in MM LLC                                               42,384                93,393
                                                                        ------------------   -------------------
                TOTAL                                                         $ 6,382,920           $ 6,768,723
                                                                        ==================   ===================
LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                                           $    42,384           $    93,393
                                                                        ------------------   -------------------
            Total liabilities                                                      42,384                93,393
                                                                        ------------------   -------------------
PARTNERS' CAPITAL:
   General Partner (516 and 516 Units)                                             72,899                72,238
   Limited Partners (44,364 and 47,159 Units)                                   6,267,637             6,603,092
                                                                        ------------------   -------------------
            Total partners' capital                                             6,340,536             6,675,330
                                                                        ------------------   -------------------
                TOTAL                                                         $ 6,382,920           $ 6,768,723
                                                                        ==================   ===================
NET ASSET VALUE PER UNIT
   Based on (44,880 and 47,675 Units outstanding)                             $    141.28           $    140.02
                                                                        ==================   ===================

See notes to financial statements.

                        THE SECTOR STRATEGY FUND(SM) V L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    FOR THE THREE       FOR THE THREE       FOR THE SIX         FOR THE SIX
                                                     MONTHS ENDED        MONTHS ENDED       MONTHS ENDED        MONTHS ENDED
                                                       JUNE 30,            JUNE 30,           JUNE 30,           JUNE 30,
                                                         2001                2000               2001               2000
                                                   -----------------   -----------------  -----------------  ------------------
REVENUES:
    Income (loss) from investment in MM LLC           $    (258,699)        $    25,456      $       58,679       $  (132,153)
                                                   -----------------   -----------------  -----------------  ------------------
NET INCOME (LOSS)                                     $    (258,699)        $    25,456      $       58,679       $  (132,153)
                                                   =================   =================  =================  ==================
NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding                45,455              52,923              46,069            55,018
                                                   =================   =================  =================  ==================
    Net income (loss) per weighted average
       General Partner and Limited Partner Unit       $       (5.69)        $      0.48      $         1.27       $     (2.40)
                                                   =================   =================  =================  ==================

See notes to financial statements.

                        THE SECTOR STRATEGY FUND(SM) V L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                             UNITS           GENERAL PARTNER       LIMITED PARTNER            TOTAL
                                        ----------------   --------------------   -------------------   ------------------
PARTNERS' CAPITAL,
  December 31, 1999                              58,898              $ 155,891           $ 7,652,101          $ 7,807,992

Net loss                                              -                 (1,781)             (130,372)            (132,153)

Redemptions                                      (7,337)               (73,271)             (899,770)            (973,041)
                                        ----------------   --------------------   -------------------   ------------------

PARTNERS' CAPITAL,
  June 30, 2000                                  51,561               $ 80,839           $ 6,621,959          $ 6,702,798
                                        ================   ====================   ===================   ==================

PARTNERS' CAPITAL,
  December 31, 2000                              47,675               $ 72,238           $ 6,603,092          $ 6,675,330

Net income                                            -                    661                58,018               58,679

Redemptions                                      (2,795)                     -              (393,473)            (393,473)
                                        ----------------   --------------------   -------------------   ------------------

PARTNERS' CAPITAL,
  June 30, 2001                                  44,880               $ 72,899           $ 6,267,637          $ 6,340,536
                                        ================   ====================   ===================   ==================

See notes to financial statements.

                          SECTOR STRATEGY FUND(SM) V L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) V L.P. (the "Partnership") as of June 30,
2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2. INVESTMENTS

As of June 30, 2001 and December 31, 2000, the Partnership had an investment in the ML Multi Manager Fund LLC ("MM LLC") of $6,340,536 and $6,675,330, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:

For the three months           TOTAL            BROKERAGE         ADMINISTRATIVE         PROFIT             LOSS FROM
ended June 30, 2001           REVENUE          COMMISSIONS             FEES              SHARES             INVESTMENT
                           ---------------   ----------------    -----------------    -------------    --------------------
MM LLC (unaudited)             $ (138,304)         $ 142,704              $ 4,077        $ (26,386)             $ (258,699)
                           ---------------   ----------------    -----------------    -------------    --------------------

For the three months           TOTAL            BROKERAGE         ADMINISTRATIVE         PROFIT            INCOME FROM
ended June 30, 2000           REVENUE          COMMISSIONS             FEES              SHARES             INVESTMENT
                           ---------------   ----------------    -----------------    -------------    --------------------

MM LLC (unaudited)             $ 179,327          $ 142,193              $ 4,063          $ 7,615                $ 25,456
                           ---------------   ----------------    -----------------    -------------    --------------------

For the six months             TOTAL            BROKERAGE         ADMINISTRATIVE         PROFIT             INCOME FROM
ended June 30, 2001           REVENUE          COMMISSIONS             FEES              SHARES             INVESTMENT
                           ---------------   ----------------    -----------------    -------------    --------------------

MM LLC (unaudited)             $ 433,583          $ 276,918              $ 7,912         $ 90,074                $ 58,679
                           ---------------   ----------------    -----------------    -------------    --------------------

For the six months             TOTAL            BROKERAGE         ADMINISTRATIVE         PROFIT             LOSS FROM
ended June 30, 2000           REVENUE          COMMISSIONS             FEES              SHARES             INVESTMENT
                           ---------------   ----------------    -----------------    -------------    --------------------

MM LLC (unaudited)             $ 193,187          $ 308,010              $ 8,801          $ 8,529              $ (132,153)
                           ---------------   ----------------    -----------------    -------------    --------------------

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                               MM LLC                   MM LLC
                        ----------------------   ---------------------

                              JUNE 30,               DECEMBER 31,
                                2001                     2000
                             (unaudited)
                        ----------------------   ---------------------
Assets                          $ 230,082,899           $ 252,995,756
                        ======================   =====================
Liabilities                     $   2,269,975           $   5,383,789
Members' Capital                  227,812,924             247,611,967
                        ----------------------   ---------------------
Total                           $ 230,082,899           $ 252,995,756
                        ======================   =====================


                         FOR THE THREE MONTHS     FOR THE THREE MONTHS     FOR THE SIX MONTHS     FOR THE SIX MONTHS
                         ENDED JUNE 30, 2001      ENDED JUNE 30, 2000     ENDED JUNE 30, 2001    ENDED JUNE 30, 2000
                             (unaudited)               (unaudited)            (unaudited)            (unaudited)
                        ----------------------   ---------------------  -----------------------  ---------------------
Revenues                         $ (3,382,848)          $   2,293,884             $ 13,625,090           $  2,451,925

Expenses                            3,064,693               1,888,994                9,992,122              3,986,134
                        ----------------------   ---------------------  -----------------------  ---------------------

Net Income (Loss)                $ (6,447,541)          $     404,890             $ 3,632,968            $ (1,534,209)
                        ======================   =====================  =======================  =====================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests all of its assets in MM LLC. Accordingly, the Partnership invests indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137, and SFAS No. 138, did not have a significant effect on the financial statements of the Partnership.

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the unrealized profit (loss) as reflected in the respective Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC"), (formerly Merrill Lynch Investment Partners, Inc.) has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an

Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure through MM LLC, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       MONTH-END NET ASSET VALUE PER UNIT

              JAN.        FEB.        MAR.         APR.        MAY.        JUN.
2000          $133.02     $132.02     $129.72      $129.89     $131.81     $130.19
2001          $138.99     $140.33     $146.94      $142.66     $141.18     $141.28

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2001 to JUNE 30, 2001
--------------------------------
January 1, 2001 to March 31, 2001

Trading in the interest rate sector was highly profitable for the Partnership during the quarter. Long positions in the Euro resulted in gains in January. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the interest rate futures market, as Euro futures contracts rose dramatically since December 2000. Euro-yen and Euro-bund cross futures trading produced gains for the sector.

Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels, kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15 year low as a result of short supply and increased demand. Potential increased planting, paired with a drop in demand, forced prices lower.

Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82--83 cents to 96 cents, the Euro fell back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly in March on substantial gains from short Japanese yen positions.

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

April 1, 2001 to June 30, 2001

Trading in agricultural commodities was profitable despite a sluggish start to the quarter. The market for grains has been weak throughout the beginning of 2001. Excellent crops in Argentina and Brazil and a good start to the U.S. growing season has resulted in weakness in the grain complex. Also, during the quarter, profits from short corn and cotton positions outweighed losses from soybeans.

Stock index trading was profitable for the Partnership as long NASDAQ 100 positions outweighed losses from DAX German Stock Index trading. Trading in S&P contracts was successful despite continued volatility.

Trading in the energy sector was down slightly. Despite profitable unleaded gas trading, losses were posted on long light crude oil and heating oil positions. Crude prices fell due to increased total inventories, stemming from the effects of crude oil stores rising more than 42 million barrels over the last few months. The energy sector faded from downside pressure from a slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged.

Currency trading suffered losses, particularly in Euro and Japanese yen positions. The further weakening of the Euro and yen displayed how the global economy is not immune to the slowdown of the U.S. economy. Gains were posted in the Canadian dollar at quarter end due to a healthy trade surplus and a favorable short-term interest rate differential.

The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile, as China's silver exports have been high due to poor domestic demand, adversely affecting prices.

Trading in the interest rate markets was accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. 10-year notes were unprofitable.

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

Metals trading alternated from profitable to unprofitable during the quarter. In January gains in aluminum positions outweighed losses in zinc and copper. Losses in aluminum and gold positions outweighed gains in nickel positions during February. In March, metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

Short Swiss franc and Euro positions launched the quarter with gains after officials from the Group of Seven met and failed to express concern about the low levels of the European currency, however, the positions were unprofitable in February offsetting gains in Japanese yen positions. Short Euro positions then bounced back in March but were outweighed by losses in Japanese yen and British pound positions.

Agriculture trading resulted in losses for the quarter. In January and February gains in sugar positions were outweighed by losses in corn positions. In
March, corn positions were profitable as prices rose, but were outweighed by unprofitable soyoil and sugar positions. Corn prices fluctuated as changes in weather forecasts occurred throughout the quarter.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a)        None.
          (b)        None.
          (c)        None.
          (d)        None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective May 31, 2001, Merrill Lynch Investment Partners, Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. The change will have no impact on the Partnership's investors.

          All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. Rosenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this report.

          (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the first six months of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE SECTOR STRATEGY FUND(SM) V L.P.



                                      By: MLIM
                                          ALTERNATIVE STRATEGIES LLC
                                          (formerly Merrill Lynch
                                          Investment Partners, Inc.)
                                              (General Partner)



Date: August 13, 2001                 By /s/ FABIO SAVOLDELLI
                                         --------------------
                                         Fabio Savoldelli
                                         Chairman, Chief Executive Officer
                                         and Manager

Date: August 13, 2001                 By /s/ MICHAEL L. PUNGELLO
                                         -----------------------
                                         Michael L. Pungello
                                         Vice President, Chief Financial Officer
                                         and Treasurer