Form 10-Q
period 2001-09-30
SECTOR STRATEGY FUND V LP
filed 2001-11-14
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001                        OR
                                ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-21112


                        THE SECTOR STRATEGY FUND-SM- V L.P.
                      ---------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

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

                                  609-282-6996
                            -------------------------
              (Registrant/ /s telephone number, including area code)

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                        THE SECTOR STRATEGY FUND-SM- V L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION


                                                      September 30,   December 31,
                                                          2001            2000
                                                      (unaudited)
                                                     --------------   --------------
ASSETS

Investment in MM LLC                                 $    6,332,845   $    6,675,330
Receivable from investment in MM LLC                         14,295           93,393
                                                     --------------   --------------

                TOTAL                                $    6,347,140   $    6,768,723
                                                     ==============   ==============

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                  $       14,295   $       93,393
                                                     --------------   --------------

            Total liabilities                                14,295           93,393
                                                     --------------   --------------

PARTNERS' CAPITAL:
   General Partner (516 and 516 Units)                       73,764           72,238
   Limited Partners (43,784 and 47,159 Units)             6,259,081        6,603,092
                                                     --------------   --------------

            Total partners' capital                       6,332,845        6,675,330
                                                     --------------   --------------

                TOTAL                                $    6,347,140   $    6,768,723
                                                     ==============   ==============

NET ASSET VALUE PER UNIT

    (Based on 44,300 and 47,675 Units outstanding)   $       142.95   $       140.02
                                                     ==============   ==============


See notes to financial statements.

                                         THE SECTOR STRATEGY FUND-SM- V L.P.
                                         (A DELAWARE LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                   For the three   For the three     For the nine     For the nine
                                                    months ended    months ended     months ended     months ended
                                                   September 30,   September 30,     September 30,    September 30,
                                                       2001            2000               2001            2000
                                                  --------------   --------------    --------------   --------------
REVENUES:
    Income (loss) from investment in MM LLC       $       74,639   $     (271,067)   $      133,318   $     (403,220)
                                                  --------------   --------------    --------------   --------------

NET INCOME (LOSS)                                 $       74,639   $     (271,067)   $      133,318   $     (403,220)
                                                  ==============   ==============    ==============   ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding             44,720           51,073            45,618           53,703
                                                  ==============   ==============    ==============   ==============

    Net income (loss) per weighted average
       General Partner and Limited Partner Unit   $         1.67   $        (5.31)   $         2.92   $        (7.51)
                                                  ==============   ==============    ==============   ==============


See notes to financial statements.

                        THE SECTOR STRATEGY FUND-SM- V L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)


                             Units      General Partner   Limited Partners       Total
                       --------------   ---------------   ----------------   --------------
PARTNERS' CAPITAL,
  December 31, 1999            58,898    $      155,891    $    7,652,101    $    7,807,992

Net loss                           --            (5,090)         (398,130)         (403,220)

Redemptions                    (9,007)          (73,271)       (1,101,993)       (1,175,264)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2000           49,891    $       77,530    $    6,151,978    $    6,229,508
                       ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2000            47,675    $       72,238    $    6,603,092    $    6,675,330

Net income                         --             1,526           131,792           133,318

Redemptions                    (3,375)               --          (475,803)         (475,803)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2001           44,300    $       73,764    $    6,259,081    $    6,332,845
                       ==============    ==============    ==============    ==============


See notes to financial statements.

                          SECTOR STRATEGY FUND-SM- V L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Sector Strategy Fund-SM- V L.P. (the "Partnership") as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

As of September 30, 2001 and December 31, 2000, the Partnership had an investment in the ML Multi Manager Portfolio LLC ("MM LLC") of $6,332,845 and $6,675,330, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:


For the three months            Total            Brokerage        Administrative        Profit           Income from
ended September 30, 2001       Revenue          Commissions            Fees             Shares           Investment
                           -----------------  ----------------   -----------------   --------------  ----------------------
MM LLC (unaudited)               $  273,394        $  140,789          $    4,022        $  53,944            $     74,639
                           -----------------  ----------------   -----------------   --------------  ----------------------

For the three months            Total            Brokerage        Administrative        Profit           Loss from
ended September 30, 2000       Revenue          Commissions            Fees             Shares           Investment
                           -----------------  ----------------   -----------------   --------------  ----------------------
MM LLC (unaudited)               $ (142,003)       $  131,202          $    3,748        $  (5,886)          $    (271,067)
                           -----------------  ----------------   -----------------   --------------  ----------------------

For the nine months             Total            Brokerage        Administrative        Profit           Income from
ended September 30, 2001       Revenue          Commissions            Fees             Shares           Investment
                           -----------------  ----------------   -----------------   --------------  ----------------------
MM LLC (unaudited)               $  706,977        $  417,707         $    11,934        $ 144,018           $     133,318
                           -----------------  ----------------   -----------------   --------------  ----------------------

For the nine months             Total            Brokerage        Administrative        Profit           Loss from
ended September 30, 2000       Revenue          Commissions            Fees             Shares           Investment
                           -----------------  ----------------   -----------------   --------------  ----------------------
MM LLC (unaudited)                $  51,184        $  439,212         $    12,549         $  2,643           $    (403,220)
                           -----------------  ----------------   -----------------   --------------  ----------------------

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           MM LLC               MM LLC
                   --------------------   --------------------

                         September 30,         December 31,
                              2001                 2000
                          (unaudited)
                   --------------------   --------------------
Assets             $        222,849,008   $        252,995,756
                   ====================   ====================

Liabilities        $          8,721,675   $          5,383,789
Members' Capital            214,127,333            247,611,967
                   --------------------   --------------------

Total              $        222,849,008   $        252,995,756
                   ====================   ====================

                       For the three months        For the three months          For the nine months         For the nine months
                       ended September 30,         ended September 30,           ended September 30,         ended September 30,
                         2001 (unaudited)            2000 (unaudited)             2001 (unaudited)             2000 (unaudited)
                    -------------------------    -------------------------    -------------------------   -------------------------
Revenues            $               7,879,447    $              (4,176,959)   $              21,504,537   $              (1,725,034)

Expenses                            4,976,570                    2,411,044                   14,968,692                   6,397,178
                    -------------------------    -------------------------    -------------------------   -------------------------

Net Income (Loss)   $               2,902,877   $              (6,588,003)   $                6,535,845   $              (8,122,212)
                    =========================    =========================    =========================   =========================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests all of its assets in MM LLC. Accordingly, the Partnership invests indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the financial statements of the Partnership.

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

The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC") (formerly Merrill Lynch Investment Partners, Inc.), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the

Partnership's market exposure through MM LLC, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

CREDIT RISK

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading and counterparties may require margin in the over-the-counter markets.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                                        MONTH-END NET ASSET VALUE PER UNIT

-----------------------------------------------------------------------------------------------------------------------
              Jan.        Feb.        Mar.         Apr.        May.        Jun.         July        Aug.        Sept.
-----------------------------------------------------------------------------------------------------------------------
2000          $133.02     $132.02     $129.72      $129.89     $131.81     $130.19      $128.32     $128.74     $124.86
-----------------------------------------------------------------------------------------------------------------------
2001          $138.99     $140.33     $146.94      $142.66     $141.18     $141.28      $140.95     $141.74     $142.95
-----------------------------------------------------------------------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2001 TO SEPTEMBER 30, 2001
-------------------------------------
January 1, 2001 to March 31, 2001

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

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak. Gold's failure to rally also weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

Currency trading suffered losses, particularly in Euro and Japanese yen positions. The further weakening of the Euro and Japanese yen displayed how the global economy is not immune to the slowdown of the U.S. economy. Gains were posted in the Canadian dollar at quarter end due to a healthy trade surplus and a favorable short-term interest rate differential.

The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile. China's silver exports have been high due to poor domestic demand, adversely affecting prices.

Trading in the interest rate markets accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. 10-year notes were unprofitable.

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Euro dollar positions. These gains more than offset losses on U.S. Treasury and Japanese 10-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

Metals trading was profitable throughout the quarter. Positions in aluminum, copper, silver and nickel produced profits. Long gold positions were profitable as investors flocked to gold for safety in the aftermath of the terrorist attacks.

Stock index trading was also successful as the Partnership's various short positions were profitable. Major indices in the world markets fell as corporate earnings, in general, were poor and the global economic slump would worsen as a result of the terrorist attacks.

Trading in the energy sector was moderately unsuccessful. The sector continued to face downside pressure as in the prior months. Natural gas prices fell as the heat wave in the Northeast dissipated. Oil prices sank, as traders feared the attacks would not only cripple the airline industry (a major consumer of oil), but would also trigger a global economic recession, cutting the demand for oil.

Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one year low on demand concerns.

Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.

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

Metals trading alternated from profitable to unprofitable during the quarter. In January, gains in aluminum positions outweighed losses in zinc and copper. Losses in aluminum and gold positions outweighed gains in nickel positions during February. In March, metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

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

Currency trading proved profitable for the Partnership. Gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short positions in the British pound and Canadian dollar resulted in gains for the sector during May. The British pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." The Euro rallied to U.S. $0.97 early in the month, but faced profit-taking after news of some capital outflow from Euroland.

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

Currency trading posted gains early in the quarter on short Japanese yen and British pound positions. The Japanese yen finished July weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Trading was flat in August as gains from British pound and Swiss franc positions countered losses from Japanese yen positions. The British pound has been in a clear downtrend since the beginning of the year. Short positions were profitable as uncertainty surrounded the September 7 Bank of England meeting. Investors feared the Bank of England had finished raising interest rates, resulting in concern for the currency. Losses were realized from the Euro in September despite European economic conditions remaining positive. Moderation in U.S. activity suggests no surprises on the upside in the coming quarters, indicating potential strength in the Euro.

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

               (a)        None.
               (b)        None.
               (c)        None.
               (d)        None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment Managers in a tax free reorganization. The changes will have no impact on the Partnership's investors.

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

               (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the first nine months of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE SECTOR STRATEGY FUND-SM- V L.P.


                           By:  MLIM ALTERNATIVE STRATEGIES LLC
                               (formerly Merrill Lynch Investment Partners, Inc.
                                         (General Partner)

Date: November 15, 2001    By /s/ FABIO P. SAVOLDELLI
                              -----------------------
                              Fabio P. Savoldelli
                              Chairman, Chief Executive Officer and Manager



Date: November 15, 2001    By /s/ MICHAEL L. PUNGELLO
                              -----------------------
                              Michael L. Pungello
                              Vice President, Chief Financial Officer
                              and Treasurer