Form 10-Q
period 2002-09-30
SECTOR STRATEGY FUND V LP
filed 2002-11-14
CIK 890015

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2002                      OR

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

         Delaware                                   13-3674792
---------------------------------         --------------------------------
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

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE SECTOR STRATEGY FUND(SM) V L.P.
                        (a Delaware Limited Partnership)
                       STATEMENTS OF FINANCIAL CONDITION

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                        2002            2001
                                                     (UNAUDITED)
                                                     -------------  ------------
ASSETS
Investment in MM LLC                                  $4,451,895    $6,039,954
Receivable from investment in MM LLC                      33,172        11,303
                                                     -------------  ------------
                TOTAL                                 $4,485,067    $6,051,257
                                                     =============  ============

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                   $   33,172    $   11,303
                                                     -------------  ------------
            Total liabilities                             33,172        11,303
                                                     -------------  ------------
PARTNERS' CAPITAL:

   General Partner (465 and 465 Units)                    68,557        65,699
   Limited Partners (29,731 and 42,284 Units)          4,383,338     5,974,255
                                                     -------------  ------------
            Total partners' capital                    4,451,895     6,039,954
                                                     -------------  ------------
                TOTAL                                 $4,485,067    $6,051,257
                                                     =============  ============
NET ASSET VALUE PER UNIT

    (Based on 30,196 and 42,749 Units outstanding)    $   147.43    $   141.29
                                                     =============  ============

See notes to financial statements.

                        THE SECTOR STRATEGY FUND(SM) V L.P.
                        (a Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      FOR THE THREE      FOR THE THREE       FOR THE NINE       FOR THE NINE
                                                       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                           2002               2001               2002               2001
                                                      -------------      -------------       ------------       ------------
REVENUES:
Income from investment in MM LLC                      $   245,176        $     74,639        $    122,354       $    133,318
                                                      -------------      -------------       ------------       ------------
NET INCOME                                            $   245,176        $     74,639        $    122,354       $    133,318
                                                      =============      =============       ============       ============
NET INCOME PER UNIT:
Weighted average number of General Partner
and Limited Partner Units outstanding                      30,787              44,720              35,059             45,618
                                                      =============      =============       ============       ============
Net income per weighted average
General Partner and Limited Partner Unit              $      7.96        $       1.67        $       3.49       $       2.92
                                                      =============      =============       ============       ============

See notes to financial statements.

                        THE SECTOR STRATEGY FUND(SM) V L.P.
                        (a Delaware Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the nine months ended September 30, 2002 and 2001
                                   (unaudited)


                                      UNITS    GENERAL PARTNER   LIMITED PARTNERS      TOTAL
                                     -------   ---------------   ----------------   ----------
PARTNERS' CAPITAL,
December 31, 2000                     47,675        $ 72,238         $6,603,092     $6,675,330

Net income                               --            1,526            131,792        133,318

Redemptions                           (3,375)            --            (475,803)      (475,803)
                                     -------   ---------------   ----------------   ----------

PARTNERS' CAPITAL,
September 30, 2001                    44,300        $ 73,764         $6,259,081     $6,332,845
                                     =======   ===============   ================   ==========

PARTNERS' CAPITAL,
December 31, 2001                     42,749        $ 65,699         $5,974,255     $6,039,954

Net income                              --             2,858            119,496        122,354

Redemptions                          (12,553)            --          (1,710,413)    (1,710,413)
                                     -------   ---------------   ----------------   ----------

PARTNERS' CAPITAL,
September 30, 2002                    30,196        $ 68,557         $4,383,338     $4,451,895
                                     =======   ===============   ================   ==========

See notes to financial statements.

                          SECTOR STRATEGY FUND(SM) V L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) V L.P. (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

  2.   INVESTMENTS

  As of September 30, 2002 and December 31, 2001, the Partnership had an investment in the Multi-Manager Portfolio LLC ("MM LLC") of $4,451,895 and $6,039,954, respectively. As of September 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 2.47% and 3.00%, respectively.

  Total revenues and fees with respect to the Partnership's investments are set forth as follows:


                                          FOR THE THREE          FOR THE THREE          FOR THE NINE          FOR THE NINE
                                           MONTHS ENDED           MONTHS ENDED          MONTHS ENDED          MONTHS ENDED
                                        SEPTEMBER 30, 2002     SEPTEMBER 30, 2001    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                           (UNAUDITED)            (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
                                        ------------------     ------------------    ------------------    ------------------
Realized profit                          $        441,437       $        132,775      $        432,086      $        821,602
Change in unrealized profit (loss)                (50,431)                87,753                53,238              (305,110)
Interest income                                    23,521                 52,866                78,273               190,485

Brokerage commissions                              93,123                140,789               316,083               417,707
Administrative fees                                 2,661                  4,022                 9,031                11,934
Profit shares                                      73,567                 53,944               116,129               144,018
                                        ------------------     ------------------    ------------------    ------------------
Income from investment                   $        245,176       $         74,639      $        122,354      $        133,318
                                        ==================     ==================    ==================    ==================

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           SEPTEMBER 30,        DECEMBER 31,
                               2002                2001
                           (UNAUDITED)
                          -------------       --------------
Assets                    $ 189,596,747       $ 207,788,190
                          =============       ==============
Liabilities               $   9,508,371       $   6,324,407
Members' Capital            180,088,376         201,463,783
                          -------------       --------------
Total                     $ 189,596,747       $ 207,788,190
                          =============       ==============


                        FOR THE THREE MONTHS         FOR THE THREE MONTHS      FOR THE NINE MONTHS        FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                          2002 (UNAUDITED)             2001 (UNAUDITED)         2002 (UNAUDITED)           2001 (UNAUDITED)
                        --------------------         --------------------      -------------------        -------------------
Revenues                    $ 9,813,392                 $ 7,879,447               $ 13,871,769               $ 21,504,537

Expenses                      3,513,739                   4,976,570                  8,472,745                 14,968,692
                        --------------------         --------------------      -------------------        -------------------
Net Income                  $ 6,299,653                 $ 2,902,877               $  5,399,024               $  6,535,845
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

The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT


-----------------------------------------------------------------------------------------------------------
        JAN.       FEB.       MAR.       APR.       MAY        JUN.       JUL.       AUG.       SEPT.
-----------------------------------------------------------------------------------------------------------
2001    $138.99    $140.33    $146.94    $142.66    $141.18    $141.28    $140.95    $141.74    $142.95
-----------------------------------------------------------------------------------------------------------
2002    $137.15    $133.49    $135.51    $133.52    $134.98    $139.48    $141.75    $145.47    $147.43
-----------------------------------------------------------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2002 TO SEPTEMBER 30, 2002

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

Trading in the metals sector was down for the quarter. Short positions in base metals were unsuccessful early on as base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metal prices declined as the U.S. economy continued to show signs of stabilizing and inflation concerns waned. Long gold positioning generated gains as prices rose above $300 for the first time in two years.

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

July 1, 2002 to September 30, 2002

Results from the interest rate sector provided solid positive performance for the Partnership. The yield curve on major debt instruments declined throughout the quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas.

Stock index futures also brought strong positive returns for the quarter. The downward market trend created a good environment for short positions. Investors in the equity markets were still liquidating equity exposure.

The energy sector pulled in positive performance despite choppy market conditions throughout the quarter. Crude oil led the gains as continued talk of military action against Iraq builds a risk premium into prices.

Agriculture commodities also had gains. Grains and soybeans rallied due to weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as recent harvests were not as bad as was feared.

Metals produced gains this quarter, citing declines in precious and base metals throughout the quarter due to liquidation pressures in the market. Gold, however, had a weak rally during the second half of the quarter.

Currency trading was the only sector with overall losses. The sector was choppy throughout the quarter making it difficult for any of the trend following traders to lock onto a market trend.

The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $35,584, which is included in the realized profit of the Partnership. The effect of the settlement payment was included in the Partnership's performance in August.

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

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Eurodollar positions. These gains more than offset losses on U.S. Treasury and Japanese ten-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLIM Alternative Strategies LLC, the General Partner of The SECTOR Strategy Fund(SM) V L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

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

                              THE SECTOR STRATEGY FUND(SM) V L.P.









                              By:  MLIM ALTERNATIVE STRATEGIES LLC
                                            (General Partner)






Date:  November 14, 2002      By /s/ FABIO P. SAVOLDELLI
                                 ------------------------
                                 Fabio P. Savoldelli
                                 Chairman, Chief Executive Officer and Manager (Principal Executive Officer)







Date:  November 14, 2002      By /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The SECTOR Strategy Fund(SM) V L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The SECTOR Strategy Fund(SM) V L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)